Form 10-Q
period 1995-09-30
PRUDENTIAL REALTY ACQUISITION FUND II LP
filed 1995-11-14
CIK 752292

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number 0-14437

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                             13-3236335
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Seaport Plaza, New York, New York                         10292-0116
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1995              1994
----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                   $ 2,480,456      $ 2,480,456
Buildings and improvements                                              10,321,533       10,320,045
Less: accumulated depreciation                                          (2,914,556)      (2,629,911)
Investment in joint venture, net                                         9,472,530       10,005,072
                                                                      -------------     ------------
Net investment in property and joint venture                            19,359,963       20,175,662
Cash and cash equivalents                                                  246,486          378,129
Mortgage loan receivable, net of allowance for loss of $1,034,852
  and $884,852, respectively.                                              300,000          450,000
Other assets                                                               103,276           14,194
                                                                      -------------     ------------
Total assets                                                           $20,009,725      $21,017,985
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL\
Liabilities
Accounts payable and accrued expenses                                  $   165,946      $   120,100
Tenant security deposits                                                    52,000           52,000
                                                                      -------------     ------------
Total liabilities                                                          217,946          172,100
                                                                      -------------     ------------
Partners' capital
Limited partners (44,503 units issued and outstanding)                  19,791,779       20,845,885
General partners                                                                --               --
                                                                      -------------     ------------
Total partners' capital                                                 19,791,779       20,845,885
                                                                      -------------     ------------
Total liabilities and partners' capital                                $20,009,725      $21,017,985
                                                                      -------------     ------------
                                                                      -------------     ------------

----------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine months ended           Three months ended
                                                       September 30,               September 30,
                                                 -------------------------     ----------------------
                                                    1995           1994          1995          1994
-----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                    $1,054,523     $1,031,979     $ 351,587     $363,180
Recovery of expenses                                110,699        123,065        34,876       42,495
Interest income                                      24,313         11,010         7,021        4,546
Joint venture equity income (loss)                  (72,542)       (14,564)      108,634      (20,594)
                                                 ----------     ----------     ---------     --------
                                                  1,116,993      1,151,490       502,118      389,627
                                                 ----------     ----------     ---------     --------
EXPENSES
Depreciation and amortization                       284,645        284,642        94,882       94,881
Real estate taxes                                    50,377        117,407        33,468       39,441
General and administrative                          267,967        175,883       125,501       49,061
Property operating                                   58,294         40,707        23,089       14,640
Provision for loan loss                             150,000             --       150,000           --
                                                 ----------     ----------     ---------     --------
                                                    811,283        618,639       426,940      198,023
                                                 ----------     ----------     ---------     --------
Net income                                       $  305,710     $  532,851     $  75,178     $191,604
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
ALLOCATION OF NET INCOME
Limited partners                                 $  169,728     $  406,776     $  28,202     $149,574
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
General partners                                 $  135,982     $  126,075     $  46,976     $ 42,030
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
Net income per limited partnership unit          $     3.81     $     9.14     $    0.63     $   3.36
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                             PARTNERS       PARTNERS        TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                        $20,845,885     $    --      $20,845,885
Net income                                                      169,728     135,982          305,710
Distributions                                                (1,223,834)    (135,982)     (1,359,816)
                                                            -----------     --------     -----------
Partners' capital--September 30, 1995                       $19,791,779     $    --      $19,791,779
                                                            -----------     --------     -----------
                                                            -----------     --------     -----------
----------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                         ---------------------------
                                                                            1995            1994
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $   999,855     $ 1,142,157
Recovery of expenses received                                                 76,285          85,019
Interest received                                                             24,313          11,010
Property operating expenses paid                                             (64,406)        (22,486)
General and administrative expenses paid                                    (216,009)       (188,603)
Real estate taxes paid, net                                                  (50,377)        (93,950)
                                                                         -----------     -----------
Net cash provided by operating activities                                    769,661         933,147
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                             (1,488)             --
Distributions from joint venture in excess of income                         460,000         437,000
                                                                         -----------     -----------
Net cash provided by investing activities                                    458,512         437,000
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                 (1,359,816)     (1,260,639)
                                                                         -----------     -----------
Net increase (decrease) in cash and cash equivalents                        (131,643)        109,508
Cash and cash equivalents at beginning of period                             378,129         377,934
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   246,486     $   487,442
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $   305,710     $   532,851
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash provided
  by operating activities:
Depreciation and amortization                                                284,645         284,642
Joint venture equity loss                                                     72,542          14,564
Provision for loan loss                                                      150,000              --
Changes in:
Other assets                                                                 (89,082)         72,132
Accounts payable and accrued expenses                                         45,846          28,958
                                                                         -----------     -----------
Total adjustments                                                            463,951         400,296
                                                                         -----------     -----------
Net cash provided by operating activities                                $   769,661     $   933,147
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position of Prudential Realty Acquisition Fund II, L.P. (the ``Partnership'') as of September 30, 1995, the results of its operations for the nine and three months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

   Certain balances from the prior period have been reclassified to conform with current financial statement presentation.

B. Related Parties

   Prudential-Bache Properties, Inc. (``PBP'') and Prudential Realty Partnerships, Inc. (collectively, the
``General Partners'') and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to the General Partners and their affiliates are:

                                                             Nine months ended     Three months ended
                                                               September 30,          September 30,
                                                            --------------------   -------------------
                                                              1995        1994       1995       1994
------------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates         $  35,200   $ 22,700   $ 15,100   $  7,100
Prudential-Bache Properties, Inc. and affiliates               85,600     50,200     43,000     18,000
                                                            ---------   --------   --------   --------
                                                            $ 120,800   $ 72,900   $ 58,100   $ 25,100
                                                            ---------   --------   --------   --------
                                                            ---------   --------   --------   --------

   Expenses payable to the General Partners and their affiliates (which are included in accrued expenses) as of September 30, 1995 and December 31, 1994 are $96,100 and $47,100, respectively.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owns 1,117 limited partnership units at September 30, 1995.

C. Investment in Joint Venture

   The Partnership has a 46% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the joint venture:

                                                                     September 30,      December 31,
                                                                         1995               1994
----------------------------------------------------------------------------------------------------
Assets
Investment in property:
Land                                                                 $  4,210,457       $  4,422,957
Buildings and improvements                                             29,021,636         29,615,596
Less: accumulated depreciation                                        (16,453,855 )      (15,627,896)
                                                                     -------------      ------------
Net investment in property                                             16,778,238         18,410,657
Accounts receivable, net                                                  769,226            407,437
Cash and cash equivalents                                               2,341,915          2,054,578
                                                                     -------------      ------------
Total assets                                                         $ 19,889,379       $ 20,872,672
                                                                     -------------      ------------
                                                                     -------------      ------------
Liabilities and partners' capital
Total liabilities                                                    $    985,451       $    901,073
                                                                     -------------      ------------
Partners' capital:
Prudential Acquisition Fund I, L.P.                                    10,162,978         10,739,520
Prudential Realty Acquisition Fund II, L.P.                             8,740,950          9,232,079
                                                                     -------------      ------------
Total partners' capital                                                18,903,928         19,971,599
                                                                     -------------      ------------
Total liabilities and partners' capital                              $ 19,889,379       $ 20,872,672
                                                                     -------------      ------------
                                                                     -------------      ------------

                                                       Nine months ended          Three months ended
                                                         September 30,              September 30,
                                                    ------------------------    ----------------------
                                                       1995          1994          1995         1994
------------------------------------------------------------------------------------------------------

Revenues
Rental income                                       $2,093,702    $1,925,637    $  718,969    $642,996
Recovery of expenses                                   801,472       905,276       285,690     298,918
Interest income                                         76,056        39,342        26,803      19,018
                                                    ----------    ----------    ----------    --------
                                                     2,971,230     2,870,255     1,031,462     960,932
                                                    ----------    ----------    ----------    --------
Expenses
Depreciation and amortization                          825,945     1,391,554       245,546     488,685
Property operating                                     831,705       729,052       302,450     260,635
Real estate taxes                                      415,351       610,162       161,907     203,290
General and administrative                             115,900        81,118        55,389      23,081
Provision for loss on impairment of assets             850,000            --            --          --
                                                    ----------    ----------    ----------    --------
                                                     3,038,901     2,811,886       765,292     975,691
                                                    ----------    ----------    ----------    --------
Net income (loss)                                   $  (67,671)   $   58,369    $  266,170    $(14,759)
                                                    ----------    ----------    ----------    --------
                                                    ----------    ----------    ----------    --------

   The Joint Venture's investment in property was reduced by $850,000 during the second quarter of 1995 to reflect a further diminution in value resulting from lease defaults and market indications.

   The two shopping centers owned by the Joint Venture are presently subject to a Purchase and Sale Agreement (the ``Agreement'') dated November 1, 1995 for a purchase price of $17,200,000, in cash, subject to proration and adjustments as provided in the Agreement. The closing is scheduled for not later than January 15, 1996; there is no assurance that the sale will be consummated. The buyer has a 30 business day inspection period which began on November 10, 1995 during which time the buyer can for any reason or no reason terminate the Agreement.

D. Mortgage Loan Receivable

   The mortgage loan receivable, secured by an office/warehouse building in Golden Valley, Minnesota, matured on May 15, 1993 with a balance due of $1,389,852. The borrower remains in default. A court appointed receiver is collecting rent from the property which has been used to fund operating expenses and taxes at the property. The Partnership received $55,000 in 1994 which was recorded as a reduction of the mortgage loan receivable. No funds were received for the nine months ended September 30, 1995. The receiver has been contacted by prospective tenants regarding month-to-month leases; however, the receiver continues to market the space for a longer term tenant.

   The Partnership recorded an allowance for loan loss of $884,852 in 1993 and $150,000 in the third quarter of 1995. The allowance for loan loss is maintained at a level considered adequate based upon market indications of the loan value as well as estimates of the fair value of the underlying collateral including costs of remediating the environmental issue at the property.

E. Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. Plaintiffs alleged violation of Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, breach of fiduciary duty, fraud and deceit and negligence, and demanded an accounting. Plaintiffs sought unspecified compensatory, punitive and treble damages, and rescission, including costs and attorneys' fees, but the only relief sought against the Partnership was an accounting. Defendants filed a motion to dismiss on December 22, 1993.

   On or about November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (CIV-93-713) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. An amended complaint was filed on December 6, 1993. Plaintiffs alleged fraud, breach of fiduciary duty, negligent misrepresentation, malpractice and violation of federal securities laws and RICO statutes. Plaintiffs sought unspecified compensatory, punitive and treble damages, disgorgement and restitution of all earnings, profits, compensation and benefits received by defendants, rescission, costs and attorneys' fees. Plaintiffs subsequently filed a motion to consolidate the Connelly case with the Kinnes action.

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, together with a number of other actions not involving the Partnership, and by order dated June 8, 1994, the Connelly case, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees, and the General Partners. The Partnership is not named as a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey RICO statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes) amended to conform to the allegations of the consolidated complaint. PSI and the General Partners, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. By order dated August 29, 1995, the transferee court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs and PBP and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of the notice to be provided to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI.

F. Subsequent Event

   In November 1995, a distribution of $470,000 was paid to the partners for the quarter ended September 30, 1995. Limited partners received $423,000, which represents $9.50 per unit, and the General Partners received the remainder.

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Unaudited)

Liquidity and Capital Resources

   The Partnership has a real estate investment portfolio consisting of two commercial properties, a mortgage loan and an equity interest in a joint venture (the ``Joint Venture'') which owns two shopping centers. The two shopping centers owned by the Joint Venture are presently subject to a Purchase and Sale Agreement (the ``Agreement'') dated November 1, 1995 with a closing scheduled on or before January 15, 1996; there is no assurance that the sale will be consummated. The buyer has a 30 business day inspection period which began on November 10, 1995 during which time the buyer can for any reason or no reason terminate the Agreement.

   The General Partners filed a preliminary copy of a Consent Solicitation Statement (the ``Statement'') on October 10, 1995 with the Securities and Exchange Commission (``SEC''). The Statement, once cleared by the SEC, will be mailed to all limited partners asking for their written consent to approve (i) a plan of sale of the remaining assets of the Partnership, and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. It is anticipated that the Statement will be mailed to all limited partners before the end of 1995. As previously mentioned, it is not expected that the Partnership's eventual total distributions, including sales proceeds, will equal the partners' initial investments.

   Cash distributions from the Joint Venture, rental revenue from the Partnership's directly-owned properties and interest earned on short-term investments have provided sufficient liquidity to meet expenses incurred by the Partnership and its properties. If the sale of the Joint Ventures' properties is completed, the General Partners anticipate that the directly-owned properties will continue to meet the Partnership's liquidity requirements.

   During the nine months ended September 30, 1995, the Partnership's cash and cash equivalents decreased $132,000 primarily because capital expenditures and distributions paid to the partners exceeded cash generated by operating activities and distributions from the Joint Venture. The Joint Venture, in which the Partnership has a 46% interest, has cash and cash equivalents of $2,342,000 at September 30, 1995 as compared to $2,055,000 at December 31, 1994. This amount is anticipated to be sufficient to pay outstanding liabilities, fund capital expenditures (including leasing commissions and tenant improvements) at the Joint Venture properties and provide additional cash distributions to the Partnership. Cash distributions to the Partnership from the Joint Venture totalled $460,000 and $437,000 for the nine months ended September 30, 1995 and 1994, respectively. The level of distributions of cash from the Joint Venture is determined by the operating results of the underlying properties as well as the levels of cash reserves it maintains.

   In connection with the capital improvements which are discussed below, the amount of actual expenditures and their timing will depend on the success of leasing efforts, the nature and timing of new leases and lease renewals, ongoing evaluation of the need for the planned improvements and optimal timing of their implementation as well as general market conditions.

Cash Distributions

   Cash distributions during the nine months ended September 30, 1995 totalled $1,360,000, of which the limited partners received $1,224,000 ($27.50 per unit) and the General Partners received the remainder. In November 1995, a distribution of $470,000 was paid to the limited partners and General Partners for the quarter ended September 30, 1995. These distributions were funded with current and prior undistributed cash flow from operations of the directly-owned and Joint Venture properties.

   The amount of cash generated by the Partnership from operations of the directly-owned and Joint Venture properties and the amount expended or reserved for capital improvements could affect the Partnership's ability to make future distributions to the partners and the amount of the distributions that may be made.

Capital Improvements--Directly-Owned Properties

   For the nine months ended September 30, 1995, the Partnership expended $2,000 on leasing commissions at the warehouse facility in Rancho Cucamonga. Projected capital expenditures for the directly-owned properties for the remainder of 1995 are estimated at $192,000 for tenant improvements and building repairs and $223,000 for leasing commissions at Rancho Cucamonga. No capital expenditures are expected at Eight Forge Park in 1995. These capital improvements will be funded from either undistributed cash balances or cash derived from future operations.

Capital Improvements--Joint Venture

   For the nine months ended September 30, 1995, the Joint Venture, in which the Partnership has a 46% interest, expended $44,000 on tenant improvements, leasing commissions and improvements necessary to maintain the properties. Projected capital expenditures for the Joint Venture for the remainder of 1995 are estimated at $32,000.

Results of Operations

   The Partnershp's net income decreased $227,000 and $116,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 primarily due to the recording of the provision for loan loss of $150,000 regarding the mortgage loan receivable. The variances for the directly-owned properties and Joint Venture properties are described below.

Directly-Owned Properties

   As of September 30, 1995 and 1994, the Eight Forge Park office building in Franklin, Massachusetts was 100% leased by two subsidiaries of one company whose leases expire in June 1997. One of the subsidiaries, representing 70% of the leased space, vacated its space in the third quarter of 1995. However, this tenant intends to honor its obligations until expiration of the lease. The Partnership has begun discussing possible lease extensions and/or restructurings with the remaining tenant. For the nine and three months ended September 30, 1995, rental income and operating expenses are comparable to 1994.

   As of September 30, 1995 and 1994, the warehouse facility in Rancho Cucamonga, California was 100% occupied by one tenant. During the third quarter of 1995 a new lease was signed by the tenant through July 2005. Rental income increased $22,000 for the nine months ended September 30, 1995, as compared to 1994 due to a scheduled increase starting in May 1994. Rental income decreased $14,000 for the three months ended September 30, 1995 primarily due to the timing of recording the rent increase in the third quarter of 1994. Operating expenses increased $18,000 and $10,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 primarily due to an increase in professional fees and insurance expense.

   Real estate taxes decreased $67,000 and $6,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 due to a refund received in the second quarter of 1995 from a successful appeal of the 1992 and 1993 taxes at the Rancho Cucamonga warehouse facility.

   General and administrative expenses increased $92,000 and $76,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 primarily due to costs relating to the preparation and review of the Consent Solicitation Statement and increased costs to administer the Partnership.

Joint Venture Properties

   As of September 30, 1995, Ridge Plaza and Pine Island were 81% and 94% leased (71% and 88% occupied), respectively, as compared to 89% and 93% (79% and 93% occupied), respectively, as of September 30, 1994. In the third quarter of 1994, a new tenant who had signed a ten-year lease notified the Joint Venture it would not occupy its space (approximately 10% of the leased space of Ridge Plaza). The tenant is not making payments as required by its lease. Negotiations continue with the tenant relating to a buy-out of the lease. Occupancy further dropped at Ridge Plaza by 10% in April 1995 when a tenant was evicted. There are no leases scheduled to expire during the next twelve months at Ridge Plaza.

   A drug store which occupies 5% of the total space in Pine Island was acquired by another chain in June 1995. The new owner closed the store during the third quarter; however, it is required under its lease obligations to continue making payments until expiration of the lease in 2003. Over the next twelve months, three leases representing 6% of the rentable space are scheduled to expire at Pine Island.

   The Partnership's joint venture equity income decreased $58,000 for the nine months ended September 30, 1995 as compared to 1994 in part due to a provision for loss on impairment of assets of $850,000 recorded during the second quarter of 1995. The provision was recorded to reflect a further diminution in value resulting from lease defaults and market indications. Distributions of the Joint Venture were not affected by the impairment. The Partnership's joint venture equity income increased $129,000 during the three months ended September 30, 1995. The major components of these variances are discussed below.

   Total revenues increased $101,000 and $71,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 primarily as a result of an increase in rental income at Ridge Plaza due to the expiration of free rent periods for several tenants during 1994, partially offset by a decrease in recovery of expenses arising from reduced real estate taxes.

   Property operating expenses increased $103,000 and $42,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 primarily as a result of an increase in the provision for bad debts.

   Real estate taxes decreased $195,000 and $41,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 due to lower assessments at both properties.

   Depreciation and amortization expense decreased $566,000 and $243,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994. The decrease in depreciation was primarily the result of the write-off of a vacated outparcel and related tenant improvements at Ridge Plaza in the first quarter of 1994. Additionally, in the third quarter of 1994, a tenant with a new ten-year lease notified the Joint Venture it would not occupy its space, resulting in a write-off of tenant improvements and leasing commissions of $108,000 at Ridge Plaza. Furthermore, a tenant vacated its space at Pine Island in the third quarter of 1994, resulting in a write-off of tenant improvements of $154,000.

   General and administrative expense increased $35,000 and $32,000, respectively, for the nine and three months ended September 30, 1995 as compared to 1994 primarily due to costs relating to the preparation and review of the Consent Solicitation Statement and increased costs to administer the Partnership.

Mortgage Loan Receivable

   The mortgage loan receivable, secured by an office/warehouse building in Golden Valley, Minnesota, matured on May 15, 1993 with a balance due of $1,389,852. The borrower remains in default. A court appointed receiver is collecting rent from the property which has been used to fund operating expenses and taxes at the property. The Partnership received $55,000 in 1994 which was recorded as a reduction of the mortgage loan receivable. No funds were received for the nine months ended September 30, 1995. The receiver has been contacted by prospective tenants regarding month-to-month leases; however, the receiver continues to market the space for a longer term tenant.

   Environmental studies performed on the property have shown environmental contamination. A ``No Association'' letter has been obtained from the Minnesota Pollution Control Agency which states the Partnership will not be identified as a responsible party. The Partnership is reviewing its options with respect to the mortgage loan.

   The Partnership recorded an allowance for loan loss of $884,852 in 1993 and $150,000 in the third quarter of 1995. The allowance for loan loss is maintained at a level considered adequate based upon market indications of the loan as well as estimates of the fair value of the underlying collateral including the costs of remediating the contamination.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings--The information is incorporated by reference to Note E to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly
          Report.
Item 2.   Changes in Securities--None
Item 3.   Defaults Upon Senior Securities--Not Applicable
Item 4.   Submission of Matters to a Vote of Security Holders--None
Item 5.   Other Information--
          The two shopping centers owned by the Joint Venture are presently subject to a Purchase and Sales Agreement dated November 1, 1995 (the ``Agreement'') with PIRP, Inc., a
          Delaware Corporation (the ``Buyer'') for a Purchase Price of Seventeen Million, Two
          Hundred Thousand Dollars ($17,200,000) in cash, subject to proration and adjustments as provided in the Agreement. The Buyer has a 30 business day inspection period which began on November 10, 1995 during which time the Buyer can for any reason or no reason terminate the Agreement. The Closing under the Agreement shall not occur after January
          15, 1996, but there is no assurance that the sale will be consummated.
Item 6.   Exhibits and Reports on Form 8-K
          a. Exhibits
          Description:
          3 and 4 Amended and Restated Agreement of Limited Partnership(1)
          27       Financial Data Schedule (filed herewith)
          Amendment to Limited Partnership Agreement dated as of January 1, 1987(2)
          b. Reports on Form 8-K--None

---------------
(1) Incorporated by reference to Prospectus dated February 14, 1985, filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933

(2) Incorporated by reference to Exhibits 3 and 4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Realty Acquisition Fund II, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Eugene D. Burak                       Date: November 13, 1995
    -----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the
Registrant