Form 10-K
period 1995-12-31
PRUDENTIAL REALTY ACQUISITION FUND II LP
filed 1996-03-29
CIK 752292

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-14437

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                     13-3236335
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

One Seaport Plaza, New York, N.Y.                                     10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(b) of the Act:
                                               None
----------------------------------------------------------------------------
Securities registered pursuant to section 12(g) of the Act:
                              Units of Limited Partnership Interest
---------------------------------------------------------------------------
                                         (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No__

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1995 is incorporated by reference into Parts I, II, and IV of this Annual Report on Form 10-K

   Amended and Restated Agreement of Limited Partnership included as part of the Registration Statement filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, and amended on January 1, 1987, is incorporated by reference into Part IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 10 and 11.

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                               TABLE OF CONTENTS

                                                                                                PAGE
                                                                                               ------
PART I
Item  1      Business........................................................................     3
Item  2      Properties......................................................................     4
Item  3      Legal Proceedings...............................................................     5
Item  4      Submission of Matters to a Vote of Limited Partners.............................     5
PART II
Item  5      Market for the Registrant's Units and Related Limited Partner Matters...........     5
Item  6      Selected Financial Data.........................................................     6
Item  7      Management's Discussion and Analysis of Financial Condition and Results of
               Operations....................................................................     6
Item  8      Financial Statements and Supplementary Data.....................................     6
Item  9      Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure....................................................................     6
PART III
Item 10      Directors and Executive Officers of the Registrant
             Prudential-Bache Properties, Inc................................................     7
             Prudential Realty Partnerships, Inc.............................................     8
Item 11      Executive Compensation..........................................................     9
Item 12      Security Ownership of Certain Beneficial Owners and Management..................     9
Item 13      Certain Relationships and Related Transactions..................................     9
PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K
             Financial Statements and Financial Statement Schedules..........................    10
             Exhibits........................................................................    10
             Reports on Form 8-K.............................................................    11
SIGNATURES...................................................................................    22

                                     PART I

Item 1. Business

General

   Prudential Realty Acquisition Fund II, L.P. (the ``Registrant ''), a Delaware limited partnership, was formed on August 10, 1984 and will terminate on December 31, 2009 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed to acquire and manage income-producing commercial real estate with proceeds raised from the initial sale of 44,503 limited partnership units (``Units''). The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant has invested in and operates a real estate investment portfolio consisting of four properties and a mortgage loan. These commercial real estate properties consist of an office building, a warehouse and two shopping centers. The shopping centers were acquired through a joint venture agreement with Prudential Acquisition Fund I, L.P., an affiliated limited partnership. The two shopping centers owned by the joint venture were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell. The Registrant is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   As the economy has improved in certain of the markets relating to the Registrant's properties, the market for commercial real estate has also generally improved. While property values continue to be below the levels reached in the mid-1980's, investment capital is more readily available and investor interest in acquiring certain types of real estate has increased. See Note C to the financial statements of the Registrant's Annual Report to Limited Partners for the year ended December 31, 1995 (``Registrant's Annual Report'') which is filed as an exhibit hereto for additional information.

   In January 1996, the General Partners mailed to all limited partners a Consent Solicitation Statement (the ``Statement'') asking for their written consent to approve (i) a plan of sale of the remaining assets of the Registrant and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. On March 11, 1996, the limited partners holding a majority of the Units approved the plan of sale and complete liquidation and dissolution of the Registrant. Although no time schedule has been adopted for this plan, the Registrant does expect to begin to actively market all of its properties in 1996. It is not expected that the Registrant's eventual total distributions, including sales proceeds, will equal the partners' initial investments.

   The mortgage loan is subject to an agreement effective March 6, 1996 by which a purchaser has agreed to purchase the mortgage loan for $400,000. See Notes D and J to the financial statements of the Registrant's Annual Report which is filed as an exhibit hereto.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP'') and Prudential Realty Partnerships, Inc. (``PRP'') (collectively, the ``General Partners'').

Competition

   The General Partners and/or their affiliates have formed, and may continue to form, various entities to engage in businesses which may compete with the Registrant while it continues to operate its properties.

   The real estate industry is highly competitive. The Registrant's properties are subject to competition in connection with both their operation and sale from similar properties located in the immediate vicinity of these properties. See
Item 2 Properties.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note H to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of December 31, 1995 the Registrant owns the following properties:

                                                                                               Average
                                                                                                Annual
                                                                                             Rental Rates
                                                    Occupancy            Square               per Square
                                                     Rate at            Footage                Foot at
                  Property                          Property          of Property              Property
--------------------------------------------        ---------         ------------         ----------------
Rancho Cucamonga Industrial Park
  (Rancho Cucamonga, CA)                              100                201,000           $3.48 net
Eight Forge Park
  (Franklin, MA)                                      30%                102,000           $5.75 net
Joint Venture (Davie, FL)
  Pine Island**                                        88                250,000           $8.84 gross
  Ridge Plaza**                                        71                155,000           $7.18 gross

---------------
Square footage and average rental rates per square foot information reflects current data as obtained from third-party appraisals. Gross rental rates indicate the landlord pays the operating and fixed expenses and net rental rates indicate the tenant pays the operating and fixed expenses.

** 46% interest held by the Registrant. These properties were sold on March 26, 1996.

   The Registrant's warehouse in Rancho Cucamonga, California was leased to TASH Distribution (``TASH''). In December 1995, the Registrant was notified that TASH had made a general assignment for the benefit of creditors and would vacate the building, which it did, in March 1996. The Registrant is presently seeking to re-lease the property. Revenues from this property represented 54%, 57% and 56% of the Registrant's rental income from directly-owned properties for the years ended December 31, 1995, 1994 and 1993, respectively.

   The Eight Forge Park industrial office building located in Franklin (suburban Boston), Massachusetts is leased to Thermo Instrument Systems, Inc. under a lease expiring in June 1997. One of two subsidiaries of the tenant, representing 70% of the leased space, vacated its space in the third quarter of 1995. However, the tenant continues to honor its lease commitment. Revenues from Eight Forge Park represented 46%, 43% and 44% of the Registrant's rental income from directly-owned properties for the years ended December 31, 1995, 1994 and 1993, respectively.

   In May 1985, the Prudential Acquisition Fund I, L.P. (``PAF''), an affiliated limited partnership, and The Prudential Insurance Company of America (``The Prudential''), through the Ridge Plaza Joint Venture (the ``Joint Venture''), acquired two shopping centers, Pine Island Ridge Plaza (``Pine Island'') and Ridge Plaza (collectively, the ``Joint Venture Properties''), located in Davie, Broward County, Florida. The Registrant purchased from The Prudential its 46% interest in the Joint Venture. The Registrant's share of the Joint Venture's net income (loss) is recorded as revenue (``Joint venture equity income (loss)'') in the Registrant's Statements of Operations. The carrying value of the Joint Venture's properties was reduced by $850,000 during the second quarter of 1995 to reflect an impairment in value resulting from lease defaults and market indications. In the fourth quarter of 1995, the Joint Venture recorded an additional provision for loss on impairment of assets of $1,500,000 to reflect the gross sales price less costs to sell from the sale of the two shopping centers on March 26, 1996. See Notes B and C to the Joint Venture's financial statements which are filed as an exhibit hereto for further information. One tenant at Pine Island, Builders Square (whose lease expires in 2003), accounted for 16%, 16% and 13% of the revenues of the Joint Venture for the years ended December 31, 1995, 1994 and 1993, respectively.

   The estimated fair value of the Registrant's properties, based on third-party appraisals as of December 31, 1995 and the Registrant's pro rata share of the estimated net proceeds from the sale of the Joint Venture's properties, was $16,700,000. Appraised values are only estimates of fair value and should not be relied on as a measure of immediately realizable value. Estimated values may fluctuate with changes in the real estate and financial markets, economic conditions and other factors including the anticipated performance of the properties, property type and geographic location.

   The General Partners believe the Registrant's properties are adequately insured.

   For additional information describing the Registrant's properties, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Schedule III-Real Estate and Accumulated Depreciation on page 13 in Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note I to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Limited Partners

   There were no matters which were submitted to limited partners during the quarter ended December 31, 1995. However, in January 1996, a Consent Solicitation Statement was sent to all limited partners. See Item 1 for further information.

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 1, 1996, there were 5,966 holders of record owning 44,503 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Limited Partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Limited Partners, during the quarter indicated:

Quarter Ended         1995       1994
--------------        -----      -----
March 31              $8.50      $8.50
June 30               $9.50      $8.50
September 30          $9.50      $8.50
December 31           $9.50      $8.50

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement. In December 1995, Tash Inc., the sole tenant of the warehouse facility in Rancho Cucamonga, became insolvent and closed its operations. As a result, the Registrant expects to have reduced cash flow in 1996 and unless a new tenant can be found in the near future, the Registrant may have to lower future distributions. Furthermore, as a result of the approval by the limited partners holding a majority of the Units of the plan of sale and liquidation of the Partnership and the sale of the two shopping center properties, future cash distributions may be significantly impacted. The distributions paid to limited partners during 1995 and 1994 represent a return of capital on a generally accepted accounting principles (GAAP) basis. (The return of capital on a GAAP basis is calculated as limited partner distributions less net income allocated to limited partners.) For a discussion of other factors that may affect future distributions, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto contained on pages 2 through 11 in the Registrant's Annual Report which is filed as an exhibit hereto.

                                                       Year ended December 31,
                                 -------------------------------------------------------------------
                                    1995          1994          1993          1992          1991
                                 -----------   -----------   -----------   -----------   -----------
Rental income                    $ 1,339,531   $ 1,384,518   $ 1,340,207   $ 1,312,628   $ 1,192,441
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Joint venture equity income
  (loss) (a)                     $  (609,162)  $   113,565   $(6,665,416)  $(1,356,061)  $  (103,149)
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Provision for loan loss          $        --   $        --   $   884,852   $        --   $        --
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Provision for loss on
  impairment of assets           $ 1,000,000   $ 1,400,000   $        --   $        --   $        --
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Net (loss) income                $(1,149,484)  $  (558,669)  $(6,799,543)  $  (488,508)  $   617,910
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Net (loss) income per limited
  partnership unit               $    (29.94)  $    (16.33)  $   (156.57)  $    (14.59)  $     10.44
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Total assets                     $18,331,682   $21,017,985   $23,266,408   $31,725,482   $33,857,474
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Total limited partnership
  distributions                  $ 1,646,613   $ 1,513,605   $ 1,512,631   $ 1,446,349   $ 1,379,594
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Limited Partner distributions
  per Unit                       $     37.00   $     34.00   $     34.00   $     32.50   $     31.00
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

(a) Includes $1,081,000, $6,463,000 and $1,426,000 provisions for loss on impairment of assets in 1995, 1993 and 1992, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 12 through 15 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partners.

   The Registrant, the Registrant's General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Form 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and persons who own greater than ten percent of the Registrant's Units, if any, or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

            Name                                      Position
Thomas F. Lynch, III            President, Chief Executive Officer,
                                  Chairman of the Board of Directors and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Chester A. Piskorowski          Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 47, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 50, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 52, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 53, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 45, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   James M. Kelso ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director effective June 30, 1995. Effective June 30, 1995, Thomas F. Lynch, III was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director. Robert J. Alexander ceased to serve as Vice President effective August 25, 1995. Eugene D. Burak was elected Vice President effective October 9, 1995.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Prudential Realty Partnerships, Inc.

   The directors and executive officers of Prudential Realty Partnerships, Inc. and their positions are as follows:

            Name                                      Position
Joel W. Stoesser                Chairman of the Board of Directors
David Bradford                  President and Director
Kevin R. Smith                  Vice President and Director
Jose Gener                      Vice President and Comptroller
C. Edward Chaplin               Treasurer
Roger S. Pratt                  Director
Joseph D. Margolis              Secretary

   JOEL W. STOESSER, age 55, is a Managing Director of Prudential Real Estate Investors. He is head of Investment Advisory Services, which includes responsibility for portfolio management and asset management of separate accounts and certain co-investment programs and commingled funds. Prior to his current assignment, Mr. Stoesser served as a Senior Vice President of the Prudential Realty Group. Prior to joining Prudential in 1988, he also served as a Senior Vice President in Real Estate Investment Management at CIGNA Corporation and held assignments with Connecticut General Life Insurance Company as head of real estate operations and as Director of strategic planning for all investment operations.

   DAVID BRADFORD, age 42, is a Managing Director of Prudential Real Estate Investors. He is the portfolio manager of PRISA, a large commingled fund. Prior to joining Prudential in 1995, Mr. Bradford was a Senior Vice President in Portfolio Management at Equitable Real Estate. His 13-year tenure at Equitable included positions in pension investment marketing across all asset classes, real estate product management and portfolio operations and investment. Most recently (1991-1995), Mr. Bradford was Assistant Portfolio Manager for Equitable's $3.2 billion flagship equity real estate portfolio Prime Property Fund.

   KEVIN R. SMITH, age 38, is a Vice President of Prudential Real Estate Investors. He is a portfolio manager for four separate accounts and two commingled funds. Mr. Smith has been employed by The Prudential since 1981 and has experience in asset management, development, property acquisitions and sales, and mortgage loans as a result of field office assignments in Cleveland, Houston, and Northern New Jersey.

   JOSE GENER, age 45, is a Vice President with The Prudential Asset Management Group. In his present assignment, he is responsible for accounting policy and reporting as well as the control structure for the institutional real estate management arm of PAMG. Mr. Gener has been with the Prudential since 1977, serving in a series of comptrollership assignments. Since 1986 he has worked primarily with the investment management units of The Prudential.

   C. EDWARD CHAPLIN, age 39, is Vice President and Treasurer of the Prudential Insurance Company of America. He is responsible for all borrowings, cash management and securities custody activities of The Prudential. Mr. Chaplin joined Prudential in the Realty Group in August 1983. In May 1992, he transferred to the Treasurer's Department as Vice President and Assistant Treasurer, with responsibility for Banking and Cash Management. In October 1993, he was promoted to Managing Director and Assistant Treasurer, with responsibility for managing Prudential's debt issuance, its relationships with the major credit rating agencies and financial counterparty credit analysis. In November 1995, Mr. Chaplin was appointed to Vice President and Treasurer.

   ROGER S. PRATT, age 43, is Managing Director of Prudential Real Estate Investors. He is the portfolio manager of PRISA II, a large commingled fund. Mr. Pratt joined the Prudential Realty Group in June 1982 as an asset manager in the Atlanta regional office and subsequently has served in a variety of positions for the company. Prior to assuming his current position in February 1992, Mr. Pratt was Vice President in charge of the New Jersey regional office.

   JOSEPH D. MARGOLIS, age 35, is Assistant General Counsel responsible for the provision and coordination of legal services to Prudential Real Estate Investors as well as other Prudential Asset Management Group Real Estate entities. His assignments with Prudential have included counsel to The Prudential Mortgage Capital Company, Inc. and Associate Regional Counsel in the Boston Realty Group office. Prior to joining Prudential, Mr. Margolis was employed by Nutter, McClennen & Fish in Boston, Massachusetts.

   Claude J. Zinngrabe, Jr. ceased to serve as director effective December 8, 1995. Effective August 7, 1995, Jose Gener was elected Vice President and Comptroller. Effective August 7, 1995, Steven B. Saperstein ceased to serve as Vice President and Comptroller. John C. Hoffman ceased to serve as Director and President and Martin Pfinsgraff ceased to serve as Treasurer effective December 11, 1995. Effective December 11, 1995, C. Edward Chaplin was elected Treasurer and David Bradford was elected Director and President.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing executive officers and directors have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partners for their services. Certain executive officers and directors of the General Partners receive compensation from affiliates of the General Partners, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partners believe that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 1, 1996, no director or executive officer of either of the General Partners owns directly or beneficially any interest in the voting securities of the General Partners.

   As of March 1, 1996, no director or executive officer of either of the General Partners owns directly or beneficially any of the Units issued by the Registrant.

   As of March 1, 1996, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or executive officers of the General Partners.

   Reference is made to Notes A and H to the financial statements of the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services. The Joint Venture's relationship with the General Partners is described in Notes A and F of the Joint Venture's financial statements and notes thereto on pages 15 through 21 herein.

                                    PART IV

                                                                                             Page
                                                                                           in Annual
                                                                                            Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  1        Financial Statements and Independent Auditors' Report--Incorporated by
              reference to the Registrant's Annual Report which is filed as an exhibit hereto
              Independent Auditors' Report                                                      2
              Financial Statements:
              Statements of Financial Condition--December 31, 1995 and 1994                     3
              Statements of Operations--Three Years Ended December 31, 1995                     4
              Statements of Changes in Partners' Capital--Three Years Ended December 31,
              1995                                                                              4
              Statements of Cash Flows--Three Years Ended December 31, 1995                     5
              Notes to Financial Statements                                                     6
     2        Financial Statement Schedules and Independent Auditors' Report
              Independent Auditors' Report on Schedules
              Schedules:
              III--Real Estate and Accumulated Depreciation--December 31, 1995
              IV--Mortgage Loan on Real Estate--December 31, 1995
              Ridge Plaza Joint Venture Financial Statements and Independent Auditors'
              Report
              Independent Auditors' Report
              Financial Statements:
              Statements of Financial Condition--December 31, 1995 and 1994
              Statements of Operations--Three Years Ended December 31, 1995
              Statements of Changes in Partners' Capital--Three Years Ended December 31,
              1995
              Statements of Cash Flows--Three Years Ended December 31, 1995
              Notes to Financial Statements
              All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and notes thereto.
     3        Exhibits
              Description:
     3 and 4  Amended and Restated Agreement of Limited Partnership (1)
              Amendment to Limited Partnership Agreement Dated as of January 1, 1987 (2)
     10       Material Contracts:
           A. Real Property and Mortgage Management and Supervisory Services Agreement
              (3)
           B. Joint Venture Agreement dated May 8, 1985 between The Prudential Insurance
              Company of America (``Prudential'') and Prudential Acquisition Fund I, L.P.
              (``PAF'') (4)
           C. Purchase Agreement and First Amendment to Joint Venture Agreement dated
              June 28, 1985 between PAF and Prudential (5)
           D. Amended and Restated Joint Venture Interest Acquisition and Option
              Agreement dated June 28, 1985 between Prudential and Registrant (5)
           E. Amended and Restated Acquisition Fee Agreement dated June 28, 1985 among
              Prudential Realty Partnerships, Inc., Prudential-Bache Properties, Inc.,
              Registrant, PAF, Prudential, and Ridge Plaza Joint Venture (5)

           F. First Amendment to Amended and Restated Joint Venture Interest Acquisition
              and Option Agreement dated October 25, 1985 between Prudential and
              Registrant (6)
           G. Second Amendment to Joint Venture Agreement of Ridge Plaza Joint Venture
              and Second Amendment to Amended and Restated Joint Venture Interest
              Acquisition and Option Agreement and First Amendment to Amended and
              Restated Acquisition Fee Agreement dated January 14, 1986 among PAF,
              Prudential, and Registrant (7)
           H. Third Amendment to Joint Venture Agreement of Ridge Plaza Joint Venture
              dated as of May 15, 1986 among PAF, Prudential and Registrant (8)
           I. Promissory Note Due May 15, 1993 dated May 6, 1988 (9)
           J. Mortgage and Security Agreement Dated May 6, 1988 (9)
     13       Registrant's 1995 Annual Report to Limited Partners (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's 1995 Annual Report is to be deemed filed as part of this report.)
     27       Financial Data Schedule (filed herewith)
     (b)      Reports on Form 8-K
              No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

---------------
 (1) Incorporated by reference to Prospectus dated February 14, 1985, as filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933
 (2) Incorporated by reference to Exhibits 3 and 4 of Registrant's Annual Report on Form 10-K for
     the year ended December 31, 1988
 (3) Incorporated by reference to Exhibit 10C to Amendment No. 1 to Registration Statement No.
     2-93027 filed February 12, 1985
 (4) Incorporated by reference to Exhibit 10(c) of Registrant's Current Report on Form 8-K dated May
     23, 1985
 (5) Incorporated by reference to Exhibit 10(d) of Post-Effective Amendment No. 1 to Registration
     Statement No. 2-93027 filed July 5, 1985
 (6) Incorporated by reference to Exhibit 10(a) of Post-Effective Amendment No. 2 to Registration
     Statement No. 2-93027 filed December 19, 1985
 (7) Incorporated by reference to Exhibit 10(a) of Registrant's Current Report on Form 8-K dated
     January 14, 1986
 (8) Incorporated by reference to Exhibit 10(a) of Registrant's Current Report on Form 8-K dated May
     15, 1986
 (9) Incorporated by reference to Exhibit 10 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Prudential Realty Acquisition Fund II, L.P.
New York, New York

We have audited the financial statements of Prudential Realty Acquisition Fund II, L.P. (a Delaware Limited Partnership) as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated March 26, 1996; such financial statements and report thereon are included in your 1995 Annual Report to Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Prudential Realty Acquisition Fund II, L.P., listed in
Item 14. These financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 26, 1996

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
             Schedule III--Real Estate and Accumulated Depreciation
                               December 31, 1995

----------------------------------------------------------------------------------------------------------------------
                                                                                     Gross Amounts at which
                              Initial Cost (A)              Costs                Carried at Close of Period (C)
                        ----------------------------     Capitalized      --------------------------------------------
                                         Buildings        Subsequent                       Buildings
                                            and               to                              and
   Description (B)         Land        Improvements      Acquisition(F)      Land        Improvements       Total (D)
----------------------  ----------     -------------     ------------     ----------     -------------     -----------
Rancho Cucamonga, CA
  Tash Distribution
  Warehouse             $2,119,710      $ 5,559,861      $  (454,264 )    $1,869,710      $ 5,355,597      $ 7,225,307
Franklin, MA
  Thermo Instruments
  Office/Research
  Facility                 626,746        5,650,632       (1,400,000 )       360,746        4,516,632        4,877,378
                        ----------     -------------     ------------     ----------     -------------     -----------
    Total               $2,746,456      $11,210,493      $(1,854,264 )    $2,230,456      $ 9,872,229      $12,102,685
                        ----------     -------------     ------------     ----------     -------------     -----------
                        ----------     -------------     ------------     ----------     -------------     -----------


                          Accumulated
                         Depreciation
   Description (B)            (E)
----------------------  ---------------
Rancho Cucamonga, CA
  Tash Distribution
  Warehouse               $ 1,672,888
Franklin, MA
  Thermo Instruments
  Office/Research
  Facility                  1,336,529
                        ---------------
    Total                 $ 3,009,417
                        ---------------
                        ---------------

                                Year of         Date         Depreciation
                              Construction    Acquired           Life
                              ------------    --------    ------------------
Rancho Cucamonga, CA              1985        3/30/87       5--31.5 years
Franklin, MA                      1987        9/30/87       5--31.5 years

(A) Initial cost represents the initial purchase price of the properties including acquisition fees.

(B) There are no encumbrances against any of the properties.

(C) The aggregate cost of the real estate owned for Federal income tax purposes is $14,280,868

(D) Reconciliation of Real Estate Owned:

                                                          Year ended December 31,
                                                -------------------------------------------
                                                   1995            1994            1993
                                                -----------     -----------     -----------
    Balance at Beginning of Year                $12,800,501     $14,200,501     $14,058,914
    Additions During Year                           302,184              --         141,587
    Write-downs During Year                      (1,000,000)     (1,400,000)             --
                                                -----------     -----------     -----------
    Balance at End of Year                      $12,102,685     $12,800,501     $14,200,501
                                                -----------     -----------     -----------
                                                -----------     -----------     -----------

(E) Reconciliation of Accumulated Depreciation:

                                                          Year ended December 31,
                                                -------------------------------------------
                                                   1995            1994            1993
                                                -----------     -----------     -----------
    Balance at Beginning of Year                $ 2,629,911     $ 2,250,387     $ 1,874,081
    Additions During Year                           379,506         379,524         376,306
                                                -----------     -----------     -----------
    Balance at End of Year                      $ 3,009,417     $ 2,629,911     $ 2,250,387
                                                -----------     -----------     -----------
                                                -----------     -----------     -----------

(F) Costs Capitalized Subsequent to Acquisition includes noncash write-downs of $2,400,000.

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                   Schedule IV--Mortgage Loan on Real Estate
                               December 31, 1995

--------------------------------------------------------------------------------------------------------
                                                  Periodic                      Face          Carrying
                      Interest       Final         Payment       Prior       Amount of         Amount
    Description         Rate        Maturity      Terms(a)       Liens       Mortgages      12/31/95(b)
--------------------  --------     ----------     ---------     --------     ----------     ------------
First Mortgage:
  Golden Valley,
  Minnesota               9%         May 1993        (a)            None     $1,450,000       $450,000
                      --------     ----------     ---------     --------     ----------     ------------
                      --------     ----------     ---------     --------     ----------     ------------

   The mortgage loan matured on May 15, 1993 with a balance due of $1,389,852. The borrower remains in default. The Registrant recorded allowances for loan losses of $884,852 in 1993 and $150,000 in the third quarter of 1995. The third quarter 1995 provision was reversed as of December 31, 1995 to reflect the estimated sales proceeds based upon an agreement effective March 6, 1996 by which a purchaser has agreed to purchase the mortgage loan for $400,000. Subject to the conditions in the agreement, the Partnership will assign the mortgage to the purchaser at closing, presently scheduled for March 29, 1996 but in no event later than April 4, 1996. The purchaser is accepting the assignment of the mortgage and any responsibility it may incur from such assignment for any further remediation costs at the underlying property. However, there is no assurance that the sale will be consummated.

(a) Periodic Payment Terms--The mortgage loan plus interest was collected at level amounts over its life to maturity, with a balloon payment due and payable at maturity. The balance due at maturity (May 1993) was $1,389,852.

                                                                    Year ended December 31,
                                                          --------------------------------------------
                                                            1995             1994              1993
                                                          --------         --------         ----------
(b)  Balance at Beginning of Year                         $450,000         $505,000         $1,395,957
     Deductions:
     Collection of principal                                    --          (55,000)            (6,105)
     Allowance for loan loss                                    --               --           (884,852)
                                                          --------         --------         ----------
     Balance at End of Year                               $450,000         $450,000         $  505,000
                                                          --------         --------         ----------
                                                          --------         --------         ----------

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Ridge Plaza Joint Venture
New York, New York

We have audited the accompanying statements of financial condition of Ridge Plaza Joint Venture as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Joint Venture Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Joint Venture Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridge Plaza Joint Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

March 26, 1996

                           RIDGE PLAZA JOINT VENTURE
                       STATEMENTS OF FINANCIAL CONDITION

                                                                              December 31,
                                                                      -----------------------------
                                                                          1995             1994
---------------------------------------------------------------------------------------------------
ASSETS
Land                                                                  $  3,835,457     $  4,422,957
Buildings and improvements                                              27,899,102       29,615,596
Less: accumulated depreciation                                         (16,756,187)     (15,627,896)
                                                                      ------------     ------------
Property                                                                14,978,372       18,410,657
Accounts receivable, net of allowance for doubtful accounts of
  $180,205 in 1995 and $97,105 in 1994                                     688,279          407,437
Cash and cash equivalents                                                1,427,420        2,054,578
                                                                      ------------     ------------
Total assets                                                          $ 17,094,071     $ 20,872,672
                                                                      ------------     ------------
                                                                      ------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Real estate taxes payable                                             $     17,086     $    446,029
Accounts payable and accrued expenses                                      160,682          296,671
Tenant security deposits                                                   148,931          158,373
                                                                      ------------     ------------
Total liabilities                                                          326,699          901,073
                                                                      ------------     ------------
Partners' capital
Prudential Acquisition Fund I, L.P.                                      9,009,238       10,739,520
Prudential Realty Acquisition Fund II, L.P.                              7,758,134        9,232,079
                                                                      ------------     ------------
Total partners' capital                                                 16,767,372       19,971,599
                                                                      ------------     ------------
Total liabilities and partners' capital                               $ 17,094,071     $ 20,872,672
                                                                      ------------     ------------
                                                                      ------------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                           RIDGE PLAZA JOINT VENTURE
                            STATEMENTS OF OPERATIONS

                                                                    Year ended December 31,
                                                          -------------------------------------------
                                                             1995            1994            1993
-----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                             $ 2,843,407     $2,613,050     $  2,514,661
Recovery of expenses                                        1,091,276        937,386        1,070,228
Interest income                                               102,664         62,641           48,230
                                                          -----------     ----------     ------------
                                                            4,037,347      3,613,077        3,633,119
                                                          -----------     ----------     ------------
EXPENSES
Depreciation and amortization                               1,128,291      1,675,411        1,646,412
Property operating                                          1,101,079      1,034,603        1,266,862
Real estate taxes                                             518,388        427,759          924,126
General and administrative                                    143,816        108,385          115,717
Provision for loss on impairment of assets                  2,350,000             --       14,050,000
                                                          -----------     ----------     ------------
                                                            5,241,574      3,246,158       18,003,117
                                                          -----------     ----------     ------------
Net income (loss)                                         $(1,204,227)    $  366,919     $(14,369,998)
                                                          -----------     ----------     ------------
                                                          -----------     ----------     ------------
ALLOCATION OF NET INCOME (LOSS)
Prudential Acquisition Fund I, L.P.                       $  (650,282)    $  198,136     $ (7,759,799)
                                                          -----------     ----------     ------------
                                                          -----------     ----------     ------------
Prudential Realty Acquisition Fund II, L.P.               $  (553,945)    $  168,783     $ (6,610,199)
                                                          -----------     ----------     ------------
                                                          -----------     ----------     ------------
-----------------------------------------------------------------------------------------------------

                           RIDGE PLAZA JOINT VENTURE
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

----------------------------------------------------------------------------------------------------
                                                                        PRUDENTIAL
                                                        PRUDENTIAL        REALTY
                                                        ACQUISITION     ACQUISITION
                                                          FUND I,        FUND II,
                                                           L.P.            L.P.            TOTAL
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1992                    $19,597,183     $16,777,495     $ 36,374,678
Net loss                                                 (7,759,799)     (6,610,199)     (14,369,998)
Distributions                                              (783,000)       (667,000)      (1,450,000)
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1993                     11,054,384       9,500,296       20,554,680
Net income                                                  198,136         168,783          366,919
Distributions                                              (513,000)       (437,000)        (950,000)
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1994                     10,739,520       9,232,079       19,971,599
Net loss                                                   (650,282)       (553,945)      (1,204,227)
Distributions                                            (1,080,000)       (920,000)      (2,000,000)
                                                        -----------     -----------     ------------
Partners' capital--December 31, 1995                    $ 9,009,238     $ 7,758,134     $ 16,767,372
                                                        -----------     -----------     ------------
                                                        -----------     -----------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                           RIDGE PLAZA JOINT VENTURE
                            STATEMENTS OF CASH FLOWS

                                                                   Year ended December 31,
                                                        ---------------------------------------------
                                                           1995             1994             1993
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                  $ 2,812,586     $  2,957,742     $  2,213,511
Recovery of expenses received                               818,542          787,585        1,444,018
Property operating expenses paid                         (1,202,024)        (942,091)      (1,155,524)
Real estate taxes paid                                     (947,331)          (7,086)        (934,009)
General and administrative expenses paid                   (156,147)        (125,005)        (108,988)
Interest received                                           102,664           62,641           48,230
Tenant security deposits received (returned)                 (9,442)          27,874          (10,845)
                                                        -----------     ------------     ------------
Net cash provided by operating activities                 1,418,848        2,761,660        1,496,393
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                           (46,006)        (328,509)      (1,322,959)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                            (2,000,000)        (950,000)      (1,450,000)
                                                        -----------     ------------     ------------
Net increase (decrease) in cash and cash equivalents       (627,158)       1,483,151       (1,276,566)
Cash and cash equivalents at beginning of year            2,054,578          571,427        1,847,993
                                                        -----------     ------------     ------------
Cash and cash equivalents at end of year                $ 1,427,420     $  2,054,578     $    571,427
                                                        -----------     ------------     ------------
                                                        -----------     ------------     ------------
-----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                       $(1,204,227)    $    366,919     $(14,369,998)
                                                        -----------     ------------     ------------
Adjustments to reconcile net income (loss) to net
  cash
  provided by operating activities:
Provision for loss on impairment of assets                2,350,000               --       14,050,000
Bad debt expense (recovery)                                  83,100           31,931         (282,982)
Depreciation and amortization                             1,128,291        1,675,411        1,646,412
Changes in:
Accounts receivable                                        (363,942)         152,656          355,622
Accounts payable and accrued expenses                      (135,989)          86,196           70,607
Real estate taxes payable                                  (428,943)         420,673           (9,882)
Tenant security deposits                                     (9,442)          27,874           36,614
                                                        -----------     ------------     ------------
Total adjustments                                         2,623,075        2,394,741       15,866,391
                                                        -----------     ------------     ------------
Net cash provided by operating activities               $ 1,418,848     $  2,761,660     $  1,496,393
                                                        -----------     ------------     ------------
                                                        -----------     ------------     ------------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                           RIDGE PLAZA JOINT VENTURE
                         NOTES TO FINANCIAL STATEMENTS

A. General

   Ridge Plaza Joint Venture (the ``Joint Venture'') is a joint venture formed on May 8, 1985 which will terminate on May 8, 2025 unless ended sooner under the provisions of the joint venture agreement (the ``Joint Venture Agreement''). The Joint Venture was formed to acquire and manage two shopping centers, Ridge Plaza Shopping Center and Pine Island Ridge Plaza Shopping Center, located in Davie, Broward County, Florida. The co-venturers are Prudential Acquisition Fund I, L.P. (``PAF I'') and Prudential Realty Acquisition Fund II, L.P. (``PRAF II''). PAF I and PRAF II are Delaware limited partnerships of which Prudential-Bache Properties, Inc. (``PBP'') and Prudential Realty Partnerships, Inc. (``PRP'') are the co-general partners.

   The two shopping centers owned by the Joint Venture were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell.

B. Summary of Significant Accounting Policies

Basis of accounting

   The books and records of the Joint Venture are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

   The preparation of financial statements in conformity with generally accepted accounting principles requires the co-venturers to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property

   Effective December 31, 1995, the Joint Venture adopted Statement of Financial Accounting Standards (``SFAS'') No. 121, ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.'' Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. For properties that are held for sale, SFAS No. 121 states that they should be recorded at the lower of carrying amount or estimated fair value less costs to sell. At December 31, 1995, the Joint Venture's properties are recorded at the gross sales price less costs to sell, and the Joint Venture has ceased depreciating the properties for financial statement purposes only.

   Prior to December 31, 1995, the Joint Venture carried its property investments at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Property investments were depreciated or amortized using the straight-line method over their estimated economic lives which ranged from 5 to 35 years depending on property type. A provision for loss on impairment of assets was recorded when estimated amounts recoverable through future operations and ultimate disposition of the property on a undiscounted basis were below depreciated cost. However, property investments were reduced to estimated fair value when the property was considered to be permanently impaired and the depreciated cost exceeded the estimated fair value.

   Buildings and improvements include furniture and fixtures, tenant improvements and capitalized leasing costs. Tenant improvements and capitalized leasing costs were amortized over the lives of their respective leases. Capitalized leasing costs, net of accumulated amortization were $107,438 and $130,733 at December 31, 1995 and 1994, respectively.

Cash and cash equivalents

   Cash and cash equivalents include money market funds whose cost approximates market value.

Income taxes

   The Joint Venture is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed to the individual partners. The Joint Venture may be subject to other state and local taxes in jurisdictions in which it operates.

Profit and loss allocations and distributions

   For financial reporting purposes, net profits or losses are allocated 54% to PAF I and 46% to PRAF II.

   Distributions of cash are made in accordance with the Joint Venture Agreement and are allocated 54% to PAF I and 46% to PRAF II.

C. Property

   The Joint Venture's properties are comprised of the following:

                                                                      December 31,
                                                               --------------------------
                                                                  1995           1994
          -------------------------------------------------------------------------------
          Pine Island Ridge Plaza Shopping Center--
            Davie, Broward County, FL                          $11,653,399    $14,111,632
          Ridge Plaza Shopping Center--
            Davie, Broward County, FL                            3,324,973      4,299,025
                                                               -----------    -----------
                                                               $14,978,372    $18,410,657
                                                               -----------    -----------
                                                               -----------    -----------

   The carrying value of the Joint Venture's properties were reduced by $850,000 during the second quarter of 1995 to reflect an impairment in value resulting from lease defaults and market indications. In the fourth quarter of 1995, the Joint Venture recorded a provision for loss on impairment of assets of $1,500,000 to reflect the estimated net proceeds received from the sale of the two shopping centers on March 26, 1996.

   The Joint Venture's properties were considered to be impaired in 1993 because declines in net operating income had continued for an extended period of time and the trend was not expected to change in the foreseeable future. Accordingly, a write-down of $17,150,000 was recorded at December 31, 1993 to reduce the Joint Venture's properties to estimated fair value based on third party appraisals. This consisted of a provision for loss on impairment of $14,050,000 and the utilization of a $3,100,000 valuation allowance recorded in 1992.

D. Income Taxes

   The following is a reconciliation of net income (loss) for financial reporting purposes with net income (loss) for tax reporting purposes.

                                                           Year ended December 31,
                                                 -------------------------------------------
                                                    1995            1994            1993
          ----------------------------------------------------------------------------------
          Net income (loss) per financial
            statements                           $(1,204,227)   $    366,919    $(14,369,998)
          Provision for loss on impairment of
            assets                                 2,350,000              --      14,050,000
          Tax depreciation greater than
            depreciation per financial
            statements                              (694,203)       (136,688)       (130,660)
          Bad debt expense (recovery)                 83,100          31,931        (282,982)
          Unearned rental income                     (22,713)         10,304          22,103
          Other                                           --         (37,416)             --
                                                 -----------    ------------    ------------
          Tax basis net income (loss)            $   511,957    $    235,050    $   (711,537)
                                                 -----------    ------------    ------------
                                                 -----------    ------------    ------------

   The differences between the tax basis and book basis of partners' capital are primarily attributable to the cumulative effect of the book-to-tax income (loss) adjustments.

E. Leases

   The Joint Venture has noncancellable operating leases at its two shopping centers. One tenant, Builders Square (whose lease expires in 2003) accounted for 16%, 16% and 13% of the revenues of the Joint Venture for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum base lease receipts at December 31, 1995 due under these noncancellable leases are as follows:

      1996           $  2,892,567
      1997              2,853,529
      1998              2,748,155
      1999              2,211,534
      2000              1,853,107
     Thereafter         5,024,169
                     ------------
                     $ 17,583,061
                     ------------
                     ------------

   In addition, certain of the leases require the lessees to reimburse the Joint Venture for real estate taxes, insurance costs and other expenses.

F. Related Parties

   The general partners of the co-venturers and their affiliates perform services for the Joint Venture which include, but are not limited to: accounting and financial management, asset management and other administrative services. The amount of reimbursement from the Joint Venture is limited by the provisions of the Joint Venture Agreement. The costs and expenses incurred on behalf of the Joint Venture which are reimbursable to the general partners of the co-venturers and their affiliates were:

                                                                   Year ended December 31,
                                                                -----------------------------
                                                                 1995       1994       1993
        -------------------------------------------------------------------------------------
        Prudential Realty Partnerships, Inc. and affiliates     $45,800    $34,900    $40,100
        Prudential-Bache Properties, Inc. and affiliates         25,400     22,400     23,700
                                                                -------    -------    -------
                                                                $71,200    $57,300    $63,800
                                                                -------    -------    -------
                                                                -------    -------    -------

   Expenses payable to the general partners of the co-venturers and their affiliates (which are included in accrued expenses) as of December 31, 1995 and 1994 were $22,400 and $19,900, respectively.

   The Joint Venture maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the co-venturers, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Joint Venture Agreement.

G. Subsequent Event

   The two shopping centers owned by the Joint Venture were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL REALTY ACQUISITION FUND II, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: March 29, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Thomas F. Lynch, III                 Date: March 29, 1996
     ----------------------------------------
     Thomas F. Lynch, III
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director
     By: /s/ Barbara J. Brooks                    Date: March 29, 1996
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer
     By: /s/ Eugene D. Burak                      Date: March 29, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     By: /s/ Frank W. Giordano                    Date: March 29, 1996
     ----------------------------------------
     Frank W. Giordano
     Director
     By: Nathalie P. Maio                         Date: March 29, 1996
     ----------------------------------------
     Nathalie P. Maio
     Director

By: Prudential Realty Partnerships, Inc.
    A Delaware corporation, General Partner
     By: /s/ Joel W. Stoesser                     Date: March 29, 1996
     ----------------------------------------
     Joel W. Stoesser
     Chairman of the Board of Directors
     By: /s/ David Bradford                       Date: March 29, 1996
     ----------------------------------------
     David Bradford
     President and Director
     By: /s/ Kevin R. Smith                       Date: March 29, 1996
     ----------------------------------------
     Kevin R. Smith
     Vice President and Director
     By: /s/ Jose Gener                           Date: March 29, 1996
     ----------------------------------------
     Jose Gener
     Vice President and Comptroller
     By: /s/ C. Edward Chaplin                    Date: March 29, 1996
     ----------------------------------------
     C. Edward Chaplin
     Treasurer
     By: /s/ Roger S. Pratt                       Date: March 29, 1996
     ----------------------------------------
     Roger S. Pratt
     Director
     By: /s/ Joseph D. Margolis                   Date: March 29, 1996
     ----------------------------------------
     Joseph D. Margolis
     Secretary