Form 10-Q
period 1996-03-31
PRUDENTIAL REALTY ACQUISITION FUND II LP
filed 1996-05-15
CIK 752292

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-14437

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                13-3236335
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

One Seaport Plaza, New York, New York                     10292-0116
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- --------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                           if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1996              1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $16,598,563      $17,569,178
Cash and cash equivalents                                                  236,053          164,475
Mortgage loan receivable, net                                              361,000          450,000
Other assets                                                                17,526          148,029
                                                                      -------------     ------------
Total assets                                                           $17,213,142      $18,331,682
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL\
Liabilities
Accounts payable and accrued expenses                                  $   252,165      $   412,851
Tenant security deposits                                                        --           52,000
                                                                      -------------     ------------
Total liabilities                                                          252,165          464,851
                                                                      -------------     ------------
Partners' capital
Limited partners (44,503 units issued and outstanding)                  16,960,977       17,866,831
General partners                                                           --                --
                                                                      -------------     ------------
Total partners' capital                                                 16,960,977       17,866,831
                                                                      -------------     ------------
Total liabilities and partners' capital                                $17,213,142      $18,331,682
                                                                      -------------     ------------
                                                                      -------------     ------------
- ----------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three months ended
                                                                                  March 31,
                                                                            ----------------------
                                                                              1996          1995
- --------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                               $ 263,461     $351,319
Recovery of expenses                                                           36,992       44,516
Interest income                                                                 3,155        7,457
Joint venture equity income (loss)                                           (521,077)     115,267
                                                                            ---------     --------
                                                                             (217,469)     518,559
                                                                            ---------     --------
EXPENSES
Real estate taxes                                                              34,686       40,059
General and administrative                                                     65,926       68,350
Property operating                                                             29,019       17,148
Provision for loan loss                                                        89,000        --
Depreciation and amortization                                                  --           94,882
                                                                            ---------     --------
                                                                              218,631      220,439
                                                                            ---------     --------
Net income (loss)                                                           $(436,100)    $298,120
                                                                            ---------     --------
                                                                            ---------     --------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                            $(483,075)    $256,089
                                                                            ---------     --------
                                                                            ---------     --------
General partners                                                            $  46,975     $ 42,031
                                                                            ---------     --------
                                                                            ---------     --------
Net income (loss) per limited partnership unit                              $  (10.85)    $   5.75
                                                                            ---------     --------
                                                                            ---------     --------
- --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                       $17,866,831     $ --         $17,866,831
Net income (loss)                                             (483,075)     46,975         (436,100)
Distributions                                                 (422,779)    (46,975 )       (469,754)
                                                           -----------     --------     -----------
Partners' capital--March 31, 1996                          $16,960,977     $ --         $16,960,977
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- ---------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                            1996           1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                    $ 339,562     $   352,269
Recovery of expenses received                                                97,652          40,921
Interest received                                                             3,155           7,457
Real estate taxes paid                                                      (62,835)        (40,059)
Property operating expenses paid                                            (36,130)        (16,424)
General and administrative expenses paid                                   (135,610)        (51,146)
Security deposits paid                                                      (52,000)             --
Distributions from joint venture income                                          --         115,267
                                                                          ---------     -----------
Net cash provided by operating activities                                   153,794         408,285
                                                                          ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                           (72,462)             --
Distributions from joint venture in excess of income                        460,000         344,733
                                                                          ---------     -----------
Net cash provided by investing activities                                   387,538         344,733
                                                                          ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                  (469,754)       (420,307)
                                                                          ---------     -----------
Net increase in cash and cash equivalents                                    71,578         332,711
Cash and cash equivalents at beginning of period                            164,475         378,129
                                                                          ---------     -----------
Cash and cash equivalents at end of period                                $ 236,053     $   710,840
                                                                          ---------     -----------
                                                                          ---------     -----------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                                         $(436,100)    $   298,120
                                                                          ---------     -----------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                    --          94,882
Joint Venture equity loss                                                   521,077              --
Provision for loan loss                                                      89,000              --
Changes in:
Other assets                                                                130,503          (2,645)
Accounts payable and accrued expenses                                       (98,686)         17,928
Tenant security deposits                                                    (52,000)             --
                                                                          ---------     -----------
Total adjustments                                                           589,894         110,165
                                                                          ---------     -----------
Net cash provided by operating activities                                 $ 153,794     $   408,285
                                                                          ---------     -----------
                                                                          ---------     -----------
- ---------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments as well as those adjustments relating to the sale of the Ridge Plaza joint venture (``Joint Venture'') as reflected in Note C and the mortgage loan receivable as stated in Note D) considered necessary for a fair presentation of the financial position of Prudential Realty Acquisition Fund II, L.P. (the ``Partnership'') as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

   Certain balances from prior years have been reclassified to conform with current financial statement presentation.

B. Related Parties

   Prudential-Bache Properties, Inc. (``PBP'') and Prudential Realty Partnerships, Inc. (collectively, the
``General Partners'') and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to the General Partners and their affiliates are:

                                                         Three months ended
                                                              March 31,
                                                        --------------------
                                                          1996        1995
- ----------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates     $ 11,200    $  9,300
Prudential-Bache Properties, Inc. and affiliates          28,200      18,700
                                                        --------    --------
                                                        $ 39,400    $ 28,000
                                                        --------    --------
                                                        --------    --------

   Expenses payable to the General Partners and their affiliates (which are included in accrued expenses) as of March 31, 1996 and December 31, 1995 are $68,300 and $59,600, respectively.

   In addition, the General Partners and their affiliates performed similar services for the Joint Venture. The Partnership's allocable share of the costs and expenses incurred on behalf of the Joint Venture which are reimbursable to the General Partners and their affiliates were $7,500 and $7,800 for the three months ended March 31, 1996 and 1995, respectively.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owns 1,117 limited partnership units at March 31, 1996.

C. Investment in Joint Venture

   The Partnership has a 46% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the Joint Venture:

                                                                       March 31,        December 31,
                                                                         1996               1995
- ----------------------------------------------------------------------------------------------------
Assets
Property held for sale                                                $        --       $ 14,978,372
Accounts receivable, net                                                  412,907            688,279
Cash and cash equivalents                                              15,889,184          1,427,420
                                                                     -------------      ------------
Total assets                                                          $16,302,091       $ 17,094,071
                                                                     -------------      ------------
                                                                     -------------      ------------
Liabilities and partners' capital
Total liabilities                                                     $   107,114       $    326,699
                                                                     -------------      ------------
Partners' capital:
Prudential Acquisition Fund I, L.P.                                     8,700,144          9,009,238
Prudential Realty Acquisition Fund II, L.P.                             7,494,833          7,758,134
                                                                     -------------      ------------
Total partners' capital                                                16,194,977         16,767,372
                                                                     -------------      ------------
Total liabilities and partners' capital                               $16,302,091       $ 17,094,071
                                                                     -------------      ------------
                                                                     -------------      ------------

                                                                             Three months ended
                                                                                 March 31,
                                                                          ------------------------
                                                                             1996           1995
- --------------------------------------------------------------------------------------------------
Revenues
Rental income                                                             $  769,900      $675,806
Recovery of expenses                                                         250,341       282,788
Interest income                                                               20,888        25,485
                                                                          ----------      --------
                                                                           1,041,129       984,079
                                                                          ----------      --------
Expenses
Depreciation and amortization                                                     --       262,176
Property operating                                                           418,246       249,948
Real estate taxes                                                            113,475       161,907
General and administrative                                                    25,263        29,457
Loss on sale of assets                                                        56,540            --
                                                                          ----------      --------
                                                                             613,524       703,488
                                                                          ----------      --------
Net income                                                                $  427,605      $280,591
                                                                          ----------      --------
                                                                          ----------      --------

   The two shopping centers owned by the Joint Venture (``Shopping Centers'') were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell.

   Joint venture equity loss includes a write-off of $718,000 during the three months ended March 31, 1996 of the remaining Partnership costs incurred in the acquisition of the Joint Venture investment that were in excess of its basis in the Joint Venture. These excess costs were previously being amortized over a twenty-year period and are being written-off as a result of the sale of the Joint Venture properties.

D. Subsequent Events

   The first mortgage loan on property in Golden Valley, Minnesota was assigned to Mendelssohn Industries Properties, L.L.C. on April 3, 1996 pursuant to an agreement dated March 6, 1996 for $400,000. The purchaser accepted the assignment of the mortgage and any responsibility it may incur from such assignment for any further environmental remediation costs at the underlying property. A provision for loan loss of

$89,000 was recorded as of March 31, 1996 to reflect the net proceeds received by the Partnership, after selling expenses, of approximately $361,000.

   In April 1996, the sole tenant at Eight Forge Park, Thermo Instruments Systems, signed a new ten-year lease for the entire property effective February 1, 1996.

   A distribution was made in April 1996 in the amount of $135.00 per $1,000 unit representing partial proceeds from the sale of the Shopping Centers by the Joint Venture. In May 1996, an additional distribution was made from the remaining net proceeds from the sale of the Shopping Centers ($16.22 per unit) and the net proceeds from the sale of the mortgage loan receivable ($8.12 per unit).

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership has a real estate investment portfolio consisting of two commercial properties, a mortgage loan and an equity interest in a joint venture (the ``Joint Venture'') which owned two shopping centers (``Shopping Centers''). The two shopping centers owned by the Joint Venture were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell.

   In January 1996, the General Partners mailed to all limited partners a Consent Solicitation Statement (the ``Statement'') asking for their written consent to approve (i) a plan of sale of the remaining assets of the Partnership and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. As of March 11, 1996, the limited partners holding a majority of the limited partnership units approved the plan of sale and complete liquidation and dissolution of the Partnership. There is no specific time schedule for the sale of the remaining properties or for the liquidation of the Partnership. However, the Partnership expects to actively market all of its remaining properties in 1996. It is not expected that the Partnership's eventual total distributions, including sales proceeds, will equal the partners' initial investments.

   Cash distributions from the Joint Venture, rental revenue from the Partnership's directly-owned properties and interest earned on short-term investments have provided sufficient liquidity to meet expenses incurred by the Partnership and its properties.

   During the three months ended March 31, 1996, the Partnership's cash and cash equivalents increased $72,000 because cash generated by operating activities and distributions from the Joint Venture exceeded capital expenditures and distributions paid to the partners. The Joint Venture, in which the Partnership has a 46% interest, has cash and cash equivalents of approximately $15,889,000 at March 31, 1996 as compared to approximately $1,427,000 at December 31, 1995. The high level of cash and cash equivalents at March 31, 1996 was due to the net proceeds received from the sale of the Shopping Centers by the Joint Venture. In April 1996, substantially all of the Partnership's interest in the net proceeds from the sale were distributed to the limited partners.

   In connection with the capital improvements which are discussed below, the amount of actual expenditures and their timing will depend on the success of sales and leasing efforts, the nature and timing of new leases and lease renewals, ongoing evaluation of the need for the planned improvements and optimal timing of their implementation as well as general market conditions.

Cash Distributions

   Cash distributions during the three months ended March 31, 1996 totalled $470,000, of which the limited partners received $423,000 ($9.50 per unit) and the General Partners received the remainder. These distributions were funded with current and prior undistributed cash flow from operations of the directly-owned and Joint Venture properties.

   As a result of the approval by the limited partners of the plan of sale and liquidation of the Partnership and the sale of the two shopping center properties, future cash distributions may be significantly impacted. However, it is expected that as assets are sold, a portion of the net sales proceeds will be distributed in the quarter following the closing of each sale and the balance will be distributed within one year of the final sale.

   Additionally, the Partnership expects to have reduced cash flow in 1996 as a result of the vacancy of the industrial warehouse in Rancho Cucamonga, California. Until a new tenant can be found, the Partnership will have to lower future distributions from property operations. Furthermore, the amount of cash generated by the Partnership from operations of the directly-owned properties, the amount expended for capital improvements, and the amount of reserves set aside for anticipated capital improvements as well as the timing of the sale of the Partnership's assets could affect the Partnership's ability to make future distributions to the partners and the amount of the distributions that may be made.

Capital Improvements--Directly-Owned Properties

   For the three months ended March 31, 1996, the Partnership expended $10,000 on tenant improvements at the warehouse facility in Rancho Cucamonga. Projected capital expenditures for the directly-owned properties for the remainder of 1996 are estimated at $535,000 for tenant improvements and leasing commissions at Eight Forge Park and at the warehouse facility in Rancho Cucamonga. These capital improvements will be funded from either undistributed cash balances or cash derived from future operations.

Capital Improvements--Joint Venture

   There were no capital expenditures at the Joint Venture for the period from January 1, 1996 through March 26, 1996, the date of sale of the two shopping centers owned by the Joint Venture.

Results of Operations

   The Partnership's net income decreased $734,000, for the three months ended March 31, 1996 as compared to the corresponding period in 1995. The variances for the directly-owned properties and Joint Venture properties are described below.

Directly-Owned Properties

   As of March 31, 1996 and 1995, the Eight Forge Park office building in Franklin, Massachusetts was 100% leased by one company whose original lease expired in June 1997. In April 1996, the tenant signed a new ten-year lease for the entire property effective February 1, 1996. For the three months ended March 31, 1996, rental income and operating expenses are comparable to 1995.

   Rental income decreased $87,000 for the three months ended March 31, 1996 as compared to 1995 at the warehouse facility in Rancho Cucamonga, California, due to its vacancy in March 1996. The Partnership is presently seeking to re-lease the property. Operating expenses increased by $14,000 for the three months ended March 31, 1996 as compared to 1995 mainly due to an increase in the provision for bad debts.

   Depreciation expense decreased $95,000 for the three months ended March 31, 1996 as compared to 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and, therefore, no depreciation expense has been recorded for the three months ended March 31, 1996.

Joint Venture Properties

   The Partnership's joint venture equity income decreased $636,000 for the three months ended March 31, 1996 as compared to 1995. The major components of this variance are discussed below.

   The sale of the two shopping centers owned by the Joint Venture occurred on March 26, 1996 at a gross sales price of $15,500,000 less costs to sell, resulting in a $56,000 loss on the sale.

   Joint venture equity loss includes a write-off of $718,000 during the three months ended March 31, 1996 of the remaining Partnership costs incurred in the acquisition of the Joint Venture investment that were in excess of its basis in the Joint Venture. These excess costs were previously being amortized over a twenty-year period and are being written-off as a result of the sale of the Joint Venture properties.

   Total revenues increased $57,000 for the period from January 1, 1996 to March 26, 1996 as compared to the three months ended March 31, 1995 primarily as a result of an increase in rental income at Ridge Plaza and Pine Island due to an increase in rental rates at both properties.

   Property operating expenses increased $168,000 for the period from January 1, 1996 to March 26, 1996 as compared to the three months ended March 31, 1995 primarily as a result of an increase in provision for bad debts, property management fees and payroll.

   Real estate taxes decreased $48,000 for the period from January 1, 1996 to March 26, 1996 as compared to the three months ended March 31, 1995 due to lower assessments at both properties.

   Depreciation and amortization expense decreased $262,000 due to the reason noted above for directly-owned properties.

Mortgage Loan Receivable

   The first mortgage loan property in Golden Valley, Minnesota was assigned to Mendelssohn Industries Properties, L.L.C. in April 1996. A provision for loan loss of $89,000 was recorded as of March 31, 1996 to reflect the net proceeds received by the Partnership, after selling expenses, of approximately $361,000. See Note D of the financial statements for further information.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings--None
Item 2.   Changes in Securities--None
Item 3.   Defaults Upon Senior Securities--Not Applicable
Item 4.   Submission of Matters to a Vote of Security Holders
          Description required by Item 4 is contained in the Registrant's Current Report on Form 8-K dated March 26, 1996 as previously filed with the Securities and Exchange Commission, which report is herein incorporated by reference.
Item 5.   Other Information--None
Item 6.   Exhibits and Reports on Form 8-K
          a. Exhibits
          Description:
          3 and 4 Amended and Restated Agreement of Limited Partnership(1) Amendment to Limited Partnership Agreement dated as of January 1, 1987(2)
          27 Financial Data Schedule (filed herewith)
          b. Reports on Form 8-K--
             Current Report on Form 8-K dated March 26, 1996, as filed with the Securities and Exchange Commission on April 9, 1996, relating to
             (i) Item 2 regarding the sale of two shopping centers owned by a joint venture in which the Registrant has an interest, (ii) Item 5 regarding the results of the voting on a consent solicitation statement sent to the limited partners and (iii) Item 7 containing summarized pro forma information regarding the sale of the shopping centers note above.
- ---------------
(1) Incorporated by reference to Prospectus dated February 14, 1985, filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933

(2) Incorporated by reference to Exhibits 3 and 4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Realty Acquisition Fund II, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Eugene D. Burak                       Date: May 15, 1996
    -----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant