Form 10-Q
period 1996-06-30
PRUDENTIAL REALTY ACQUISITION FUND II LP
filed 1996-08-14
CIK 752292

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-14437

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                             13-3236335
- --------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                Identification No.)

One Seaport Plaza, New York, New York             10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1996              1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $ 9,378,730      $ 9,093,268
Investment in joint venture, net                                           271,503        8,475,910
Cash and cash equivalents                                                  539,189          164,475
Mortgage loan receivable, net                                              --               450,000
Other assets                                                               --               148,029
                                                                      -------------     ------------
Total assets                                                           $10,189,422      $18,331,682
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL\
Liabilities
Accounts payable and accrued expenses                                  $   295,477      $   412,851
Tenant security deposits                                                   --                52,000
                                                                      -------------     ------------
Total liabilities                                                          295,477          464,851
                                                                      -------------     ------------
Partners' capital
Limited partners (44,503 units issued and outstanding)                   9,893,945       17,866,831
General partners                                                           --                --
                                                                      -------------     ------------
Total partners' capital                                                  9,893,945       17,866,831
                                                                      -------------     ------------
Total liabilities and partners' capital                                $10,189,422      $18,331,682
                                                                      -------------     ------------
                                                                      -------------     ------------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Six months ended          Three months ended
                                                          June 30,                   June 30,
                                                   ----------------------     -----------------------
                                                     1996          1995         1996          1995
- -----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                      $ 422,822     $702,936     $ 159,361     $ 351,617
Recovery of expenses                                  50,952       75,823        13,960        31,307
Interest income                                       21,061       17,292        17,906         9,835
Joint venture equity loss                           (522,407)    (181,176)       (1,330)     (296,443)
                                                   ---------     --------     ---------     ---------
                                                     (27,572)     614,875       189,897        96,316
                                                   ---------     --------     ---------     ---------
EXPENSES
Property operating                                    74,751       35,205        45,732        18,057
Real estate taxes                                     70,543       16,909        35,857       (23,150)
General and administrative                           150,159      142,466        84,233        74,116
Provision for loan loss                               89,000        --           --            --
Depreciation and amortization                         --          189,763        --            94,881
                                                   ---------     --------     ---------     ---------
                                                     384,453      384,343       165,822       163,904
                                                   ---------     --------     ---------     ---------
Net income (loss)                                  $(412,025)    $230,532     $  24,075     $ (67,588)
                                                   ---------     --------     ---------     ---------
                                                   ---------     --------     ---------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                   $(459,000)    $141,526     $  24,075     $(114,563)
                                                   ---------     --------     ---------     ---------
                                                   ---------     --------     ---------     ---------
General partners                                   $  46,975     $ 89,006     $  --         $  46,975
                                                   ---------     --------     ---------     ---------
                                                   ---------     --------     ---------     ---------
Net income (loss) per limited partnership unit     $  (10.31)    $   3.18     $     .54     $   (2.57)
                                                   ---------     --------     ---------     ---------
                                                   ---------     --------     ---------     ---------
- -----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                       $17,866,831     $ --         $17,866,831
Net income (loss)                                             (459,000)     46,975         (412,025)
Distributions                                               (7,513,886)    (46,975 )     (7,560,861)
                                                           -----------     --------     -----------
Partners' capital--June 30, 1996                           $ 9,893,945     $ --         $ 9,893,945
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                            1996            1995
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $   510,191     $   716,236
Recovery of expenses received                                                111,612          67,548
Interest received                                                             21,061          17,292
Real estate taxes paid, net                                                 (115,477)        (16,909)
Property operating expenses paid                                             (30,142)        (24,202)
General and administrative expenses paid                                    (205,208)       (144,185)
Security deposits paid                                                       (52,000)             --
                                                                         -----------     -----------
Net cash provided by operating activities                                    240,037         615,780
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                           (347,462)             --
Net proceeds from sale of mortgage loan                                      361,000              --
Distributions from joint venture in excess of income                       7,682,000         460,000
                                                                         -----------     -----------
Net cash provided by investing activities                                  7,695,538         460,000
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                 (7,560,861)       (890,061)
                                                                         -----------     -----------
Net increase in cash and cash equivalents                                    374,714         185,719
Cash and cash equivalents at beginning of period                             164,475         378,129
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   539,189     $   563,848
                                                                         -----------     -----------
                                                                         -----------     -----------
- ----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                                        $  (412,025)    $   230,532
                                                                         -----------     -----------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Joint venture equity loss                                                    522,407         181,176
Provision for loan loss                                                       89,000              --
Depreciation and amortization                                                     --         189,763
Changes in:
Other assets                                                                 148,029           5,025
Accounts payable and accrued expenses                                        (55,374)          9,284
Tenant security deposits                                                     (52,000)             --
                                                                         -----------     -----------
Total adjustments                                                            652,062         385,248
                                                                         -----------     -----------
Net cash provided by operating activities                                $   240,037     $   615,780
                                                                         -----------     -----------
                                                                         -----------     -----------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments as well as those adjustments relating to the sale of the Ridge Plaza joint venture (``Joint Venture'') as reflected in Note C and the mortgage loan receivable as stated in Note D) considered necessary for a fair presentation of the financial position of Prudential Realty Acquisition Fund II, L.P. (the ``Partnership'') as of June 30, 1996, the results of its operations for the six and three months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

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

                                                          Six months ended       Three months ended
                                                              June 30,                June 30,
                                                        --------------------    --------------------
                                                          1996        1995        1996        1995
- ----------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates     $ 27,500    $ 20,100    $ 16,300    $ 10,800
Prudential-Bache Properties, Inc. and affiliates          62,200      42,600      34,000      23,900
                                                        --------    --------    --------    --------
                                                        $ 89,700    $ 62,700    $ 50,300    $ 34,700
                                                        --------    --------    --------    --------
                                                        --------    --------    --------    --------

   Expenses payable to the General Partners and their affiliates (which are included in accounts payable and accrued expenses) as of June 30, 1996 and December 31, 1995 are $106,100 and $59,600, respectively.

   In addition, the General Partners and their affiliates performed similar services for the Joint Venture. The Partnership's allocable share of the costs and expenses incurred on behalf of the Joint Venture which are reimbursable to the General Partners and their affiliates were $10,200 and $16,400, respectively, for the six months ended June 30, 1996 and 1995 and $2,700 and $8,600, respectively, for the three months ended June 30, 1996 and 1995.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owns 1,117 limited partnership units at June 30, 1996.

C. Investment in Joint Venture

   The Partnership has a 46% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the Joint Venture:

                                                                       June 30,         December 31,
                                                                         1996               1995
- ----------------------------------------------------------------------------------------------------
Assets
Property held for sale                                                $        --       $ 14,978,372
Accounts receivable, net                                                  223,400            688,279
Cash and cash equivalents                                                 376,273          1,427,420
                                                                     -------------      ------------
Total assets                                                          $   599,673       $ 17,094,071
                                                                     -------------      ------------
                                                                     -------------      ------------
Liabilities and partners' capital
Total liabilities                                                     $   107,587       $    326,699
                                                                     -------------      ------------
Partners' capital:
Prudential Acquisition Fund I, L.P.                                       220,583          9,009,238
Prudential Realty Acquisition Fund II, L.P.                               271,503          7,758,134
                                                                     -------------      ------------
Total partners' capital                                                   492,086         16,767,372
                                                                     -------------      ------------
Total liabilities and partners' capital                               $   599,673       $ 17,094,071
                                                                     -------------      ------------
                                                                     -------------      ------------

                                                     Six months ended           Three months ended
                                                         June 30,                    June 30,
                                                --------------------------    -----------------------
                                                   1996            1995        1996           1995
- -----------------------------------------------------------------------------------------------------
Revenues
Rental income                                   $  769,900      $1,374,733    $ --         $  698,927
Recovery of expenses                               250,341         515,782      --            232,994
Interest income                                     46,632          49,253     25,744          23,768
                                                ----------      ----------    -------      ----------
                                                 1,066,873       1,939,768     25,744         955,689
                                                ----------      ----------    -------      ----------
Expenses
Property operating                                 430,759         529,255      --            279,307
Real estate taxes                                  113,475         253,444      --             91,537
General and administrative                          41,387          60,511     28,637          31,054
Loss on sale of assets                              56,540          --          --             --
Provision for loss on impairment of assets          --             850,000      --            850,000
Depreciation and amortization                       --             580,399      --            318,223
                                                ----------      ----------    -------      ----------
                                                   642,161       2,273,609     28,637       1,570,121
                                                ----------      ----------    -------      ----------
Net income (loss)                               $  424,712      $ (333,841)   $(2,893)     $ (614,432)
                                                ----------      ----------    -------      ----------
                                                ----------      ----------    -------      ----------

   The two shopping centers owned by the Joint Venture (``Shopping Centers'') were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell.

   Joint venture equity loss includes a write-off of $718,000 during the six months ended June 30, 1996 of the remaining Partnership costs incurred in the acquisition of the Joint Venture investment that were in excess of its basis in the Joint Venture. These excess costs were previously being amortized over a twenty-year period and were written-off as a result of the sale of the Joint Venture properties.

D. Mortgage Loan Receivable

   The first mortgage loan on property in Golden Valley, Minnesota was assigned to Mendelssohn Industries Properties, L.L.C. in April 1996. A provision for loss of $89,000 was recorded as of March 31, 1996 to reflect the net proceeds received by the Partnership, after selling expenses, of approximately $361,000.

E. Subsequent Event

   A sales contract was signed in July 1996 for the sale of Eight Forge Park, a 102,000 square foot single-story research and development building located in Franklin, Massachusetts for an adjusted gross sales price of approximately $5,000,000 less costs to sell. The sales price is in excess of the appraised value, and closing is expected in the third quarter 1996. There can be no assurance that this transaction will close or, if closed, that the terms of the sale will not change.

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership has a real estate investment portfolio consisting of two commercial properties and an equity interest in a joint venture (the ``Joint Venture'') which owned two shopping centers (``Shopping Centers''). The two shopping centers owned by the Joint Venture were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell.

   In January 1996, the General Partners mailed to all limited partners a Consent Solicitation Statement (the ``Statement'') asking for their written consent to approve (i) a plan of sale of the remaining assets of the Partnership and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. As of March 11, 1996, the limited partners holding a majority of the limited partnership units approved the plan of sale and complete liquidation and dissolution of the Partnership. The General Partners are attempting to sell the remaining properties and liquidate the Partnership as soon as possible. It is not expected that the Partnership's eventual total distributions, including sales proceeds, will equal the partners' initial investments.

   Cash distributions from the Joint Venture, rental revenue from the Partnership's directly-owned properties and interest earned on short-term investments have provided sufficient liquidity to meet expenses incurred by the Partnership and its properties.

   During the six months ended June 30, 1996, the Partnership's cash and cash equivalents increased $375,000 because cash generated by operating activities, sales proceeds and distributions from the Joint Venture exceeded capital expenditures and distributions paid to the partners.

   In connection with the capital improvements which are discussed below, the amount of actual expenditures and their timing will depend on the success of sales and leasing efforts, the nature and timing of new leases and lease renewals, ongoing evaluation of the need for the planned improvements and optimal timing of their implementation as well as general market conditions.

Cash Distributions

   Cash distributions during the six months ended June 30, 1996 totalled $7,561,000, of which the limited partners received $7,514,000 ($168.84 per unit) and the General Partners received the remainder. These distributions consisted of $135.00 and $16.22 per unit paid in April 1996 and May 1996, respectively, from the sale of the Shopping Centers. In May 1996, a distribution of $8.12 per unit was made from the sale of the Partnership's first mortgage loan, with the remainder of the distributions being funded from current and prior undistributed cash from operations of the directly-owned and Joint Venture properties.

   As a result of the approval by the limited partners of the plan of sale and liquidation of the Partnership and the sale of the Shopping Centers, future cash distributions will be significantly impacted. The
Partnership expects to have significantly reduced cash flow in 1996 as a result of the vacancy of the industrial warehouse in Rancho Cucamonga, California. Furthermore, the pending sale of Eight Forge Park and the timing of the sale of the Partnership's remaining assets has affected the Partnership's ability to make future distributions from operations to the partners. Accordingly, the Partnership has suspended recurring quarterly distributions from operations. However, it is expected that as assets are sold, a significant portion of the net sales proceeds will be distributed shortly after each closing.

Capital Improvements--Directly-Owned Properties

   For the six months ended June 30, 1996, the Partnership expended $285,000 on tenant improvements and leasing commissions at Eight Forge Park and the warehouse facility in Rancho Cucamonga. Projected capital expenditures for the directly-owned properties for the remainder of 1996 are estimated at $260,000 primarily for leasing commissions at the warehouse facility in Rancho Cucamonga. These capital improvements will be funded from either undistributed cash balances or cash derived from future operations.

Results of Operations

   The Partnership's net income for the six months ended June 30, 1996 decreased $643,000 and increased $92,000 for the three months ended June 30, 1996, as compared to 1995. The variances for the directly-owned properties and Joint Venture properties are described below.

Directly-Owned Properties

   As of June 30, 1996 and 1995, the Eight Forge Park office building in Franklin, Massachusetts was 100% leased. In April 1996, the tenant signed a new ten-year lease for the entire property effective February 1, 1996. Rental income for the six and three months ended June 30, 1996 decreased $47,000 as compared to 1995 primarily due to the lower rents being retroactive to February 1996. Property operating expenses for the six and three months ended June 30, 1996 are comparable to 1995. A sales contract was signed in July 1996 for the sale of Eight Forge Park. See Note E to the financial statements for further information.

   Rental income for the six and three months ended June 30, 1996 decreased $292,000 and $205,000, respectively, as compared to 1995 at the warehouse facility in Rancho Cucamonga, California, due to its vacancy in March 1996. The Partnership is presently seeking to re-lease the property. Property operating expenses for the six and three months ended June 30, 1996 increased by $44,000 and $30,000, respectively, as compared to 1995 primarily due to increases in repairs and maintenance, advertising and insurance expenses.

   Real estate taxes for the six and three months ended June 30, 1996 increased $54,000 and $59,000, respectively, as compared to 1995 primarily as a result of a refund received in the second quarter of 1995 from a successful appeal of the 1992 and 1993 taxes at the Rancho Cucamonga warehouse facility.

   Depreciation expense for the six and three months ended June 30, 1996 decreased $190,000 and $95,000, respectively, as compared to 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and, therefore, no depreciation expense has been recorded for the six months ended June 30, 1996.

Joint Venture Properties

   The sale of the two shopping centers owned by the Joint Venture occurred on March 26, 1996 at a gross sales price of $15,500,000 less costs to sell, resulting in a $56,000 loss on the sale.

   Joint venture equity loss includes a write-off of $718,000 during the six months ended June 30, 1996 of the remaining Partnership costs incurred in the acquisition of the Joint Venture investment that were in excess of its basis in the Joint Venture. These excess costs were previously being amortized over a twenty-year period and were written-off as a result of the sale of the Joint Venture properties.

   The Joint Venture recorded a provision for loss on impairment of assets of $850,000 during the three months ended June 30, 1995 to reflect a diminution in value resulting from lease defaults and market indications.

Mortgage Loan Receivable

   The first mortgage loan on property in Golden Valley, Minnesota was assigned to Mendelssohn Industries Properties, L.L.C. in April 1996. A provision for loan loss of $89,000 was recorded as of March 31, 1996 to reflect the net proceeds received by the Partnership, after selling expenses, of approximately $361,000.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings--None
Item 2.   Changes in Securities--None
Item 3.   Defaults Upon Senior Securities--Not Applicable
Item 4.   Submission of Matters to a Vote of Security Holders--None
Item 5.   Other Information--None
Item 6.   Exhibits and Reports on Form 8-K
          a. Exhibits
          Description:
          3 and 4 Amended and Restated Agreement of Limited Partnership(1)
                  Amendment to Limited Partnership Agreement dated as of January 1, 1987(2)
          27      Financial Data Schedule (filed herewith)
          b. Reports on Form 8-K--None

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

Prudential Realty Acquisition Fund II, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Eugene D. Burak                       Date: August 14, 1996
    -----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant