Form 10-Q
period 1996-09-30
PRUDENTIAL REALTY ACQUISITION FUND II LP
filed 1996-11-14
CIK 752292

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-14437

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                           13-3236335
--------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                Identification No.)

One Seaport Plaza, New York, New York               10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $ 5,562,881      $ 9,093,268
Investment in joint venture, net                                           228,742        8,475,910
Cash and cash equivalents                                                  974,498          164,475
Mortgage loan receivable, net                                                   --          450,000
Other assets                                                                 6,253          148,029
                                                                      -------------     ------------
Total assets                                                           $ 6,772,374      $18,331,682
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL\
Liabilities
Accounts payable and accrued expenses                                  $   205,279      $   412,851
Tenant security deposits                                                        --           52,000
                                                                      -------------     ------------
Total liabilities                                                          205,279          464,851
                                                                      -------------     ------------
Partners' capital
Limited partners (44,503 units issued and outstanding)                   6,567,095       17,866,831
General partners                                                                --           --
                                                                      -------------     ------------
Total partners' capital                                                  6,567,095       17,866,831
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 6,772,374      $18,331,682
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Nine months ended            Three months ended
                                                     September 30,                 September 30,
                                               --------------------------     -----------------------
                                                  1996            1995           1996          1995
-----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                  $   504,454     $1,054,523     $   81,632     $351,587
Recovery of expenses                                67,343        110,699         16,391       34,876
Interest income                                     36,362         24,313         15,301        7,021
Joint venture equity income (loss)                (473,168)       (72,542)        49,239      108,634
Gain on sale of property                         1,105,262             --      1,105,262           --
                                               -----------     ----------     ----------     --------
                                                 1,240,253      1,116,993      1,267,825      502,118
                                               -----------     ----------     ----------     --------
EXPENSES
Property operating                                 133,693         58,294         58,942       23,089
Real estate taxes                                  105,044         50,377         34,501       33,468
General and administrative                         201,091        267,967         50,932      125,501
Provision for loan loss                             89,000        150,000             --      150,000
Depreciation and amortization                           --        284,645             --       94,882
                                               -----------     ----------     ----------     --------
                                                   528,828        811,283        144,375      426,940
                                               -----------     ----------     ----------     --------
Net income                                     $   711,425     $  305,710     $1,123,450     $ 75,178
                                               -----------     ----------     ----------     --------
                                               -----------     ----------     ----------     --------
ALLOCATION OF NET INCOME
Limited partners                               $   664,450     $  169,728     $1,123,450     $ 28,202
                                               -----------     ----------     ----------     --------
                                               -----------     ----------     ----------     --------
General partners                               $    46,975     $  135,982     $       --     $ 46,976
                                               -----------     ----------     ----------     --------
                                               -----------     ----------     ----------     --------
Net income per limited partnership unit        $     14.93     $     3.81     $    25.24     $   0.63
                                               -----------     ----------     ----------     --------
                                               -----------     ----------     ----------     --------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                       $17,866,831     $    --      $17,866,831
Net income                                                     664,450      46,975          711,425
Distributions                                              (11,964,186)    (46,975 )    (12,011,161)
                                                           -----------     --------     -----------
Partners' capital--September 30, 1996                      $ 6,567,095     $    --      $ 6,567,095
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                         ---------------------------
                                                                            1996            1995
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                   $   585,570     $   999,855
Recovery of expenses received                                                128,003          76,285
Interest received                                                             36,362          24,313
Real estate taxes paid, net                                                 (130,672)        (50,377)
Property operating expenses paid                                            (153,433)        (64,406)
General and administrative expenses paid                                    (301,295)       (216,009)
Security deposits paid                                                       (52,000)             --
                                                                         -----------     -----------
Net cash provided by operating activities                                    112,535         769,661
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of property                                         4,921,111              --
Capitalized property expenditures                                           (347,462)         (1,488)
Net proceeds from sale of mortgage loan                                      361,000              --
Distributions from joint venture in excess of income                       7,774,000         460,000
                                                                         -----------     -----------
Net cash provided by investing activities                                 12,708,649         458,512
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                (12,011,161)     (1,359,816)
                                                                         -----------     -----------
Net increase (decrease) in cash and cash equivalents                         810,023        (131,643)
Cash and cash equivalents at beginning of period                             164,475         378,129
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   974,498     $   246,486
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $   711,425     $   305,710
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sale of property                                                  (1,105,262)             --
Joint venture equity loss                                                    473,168          72,542
Provision for loan loss                                                       89,000         150,000
Depreciation and amortization                                                     --         284,645
Changes in:
Other assets                                                                 141,776         (89,082)
Accounts payable and accrued expenses                                       (145,572)         45,846
Tenant security deposits                                                     (52,000)             --
                                                                         -----------     -----------
Total adjustments                                                           (598,890)        463,951
                                                                         -----------     -----------
Net cash provided by operating activities                                $   112,535     $   769,661
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments as well as those adjustments relating to the sale of the Ridge Plaza joint venture (``Joint Venture'') as reflected in Note D) considered necessary for a fair presentation of the financial position of Prudential Realty Acquisition Fund II, L.P. (the ``Partnership'') as of September 30, 1996, the results of its operations for the nine and three months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995 have been included. Operating results for the interim periods may not be indicative of the results expected for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

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

                                                          Nine months ended        Three months ended
                                                            September 30,            September 30,
                                                        ----------------------    --------------------
                                                          1996         1995         1996        1995
------------------------------------------------------------------------------------------------------
Prudential Realty Partnerships, Inc. and affiliates     $  32,400    $  35,200    $  4,900    $ 15,100
Prudential-Bache Properties, Inc. and affiliates          100,000       85,600      37,800      43,000
                                                        ---------    ---------    --------    --------
                                                        $ 132,400    $ 120,800    $ 42,700    $ 58,100
                                                        ---------    ---------    --------    --------
                                                        ---------    ---------    --------    --------

   Expenses payable to the General Partners and their affiliates (which are included in accounts payable and accrued expenses) as of September 30, 1996 and December 31, 1995 are $74,800 and $59,600, respectively.

   In addition, the General Partners and their affiliates performed similar services for the Joint Venture. The Partnership's allocable share of the costs and expenses incurred on behalf of the Joint Venture which are reimbursable to the General Partners and their affiliates were $8,200 and $25,900, respectively, for the nine months ended September 30, 1996 and 1995 and $(2,000) and $9,500, respectively, for the three months ended September 30, 1996 and 1995.

   Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owns 1,117 limited partnership units at September 30, 1996.

 C. Sale of Eight Forge Park Property

   The Partnership sold for cash its interest in Eight Forge Park, a 102,000 square foot single-story research and development building located in Franklin, Massachusetts, on August 30, 1996 for a gross sales price of $5,060,000 less costs to sell and pro-rations of approximately $135,000. The gross sales price was in excess of the appraised value. The purchaser of the Eight Forge Park property was MGI Properties, a Massachusetts business trust. A distribution was made in September 1996 in the amount of $100.00 per

$1,000 Unit from the sale of the Eight Forge Park property with the remainder of the net proceeds being held to meet future Partnership obligations and contingencies, if any.

D. Investment in Joint Venture

   The Partnership has a 46% interest in a joint venture with an affiliated limited partnership. Presented below is summarized financial information for the Joint Venture:

                                                                     September 30,      December 31,
                                                                         1996               1995
----------------------------------------------------------------------------------------------------
Assets
Property held for sale                                                 $      --        $14,978,372
Accounts receivable, net                                                 223,400            688,279
Cash and cash equivalents                                                261,246          1,427,420
                                                                     -------------      ------------
Total assets                                                           $ 484,646        $17,094,071
                                                                     -------------      ------------
                                                                     -------------      ------------
Liabilities and partners' capital
Total liabilities                                                      $  85,518        $   326,699
                                                                     -------------      ------------
Partners' capital:
Prudential Acquisition Fund I, L.P.                                      170,386          9,009,238
Prudential Realty Acquisition Fund II, L.P.                              228,742          7,758,134
                                                                     -------------      ------------
Total partners' capital                                                  399,128         16,767,372
                                                                     -------------      ------------
Total liabilities and partners' capital                                $ 484,646        $17,094,071
                                                                     -------------      ------------
                                                                     -------------      ------------

                                                  Nine months ended            Three months ended
                                                    September 30,                 September 30,
                                              --------------------------    -------------------------
                                                 1996            1995         1996            1995
-----------------------------------------------------------------------------------------------------
Revenues
Rental income                                 $  769,900      $2,093,702    $  --          $  718,969
Recovery of expenses                             250,341         801,472       --             285,690
Interest income                                   51,801          76,056        5,169          26,803
                                              ----------      ----------    ---------      ----------
                                               1,072,042       2,971,230        5,169       1,031,462
                                              ----------      ----------    ---------      ----------
Expenses
Property operating                               430,759         831,705       --             302,450
Real estate taxes                                  6,814         415,351     (106,661)        161,907
General and administrative                        46,175         115,900        4,788          55,389
Loss on sale of assets                            56,540          --           --              --
Provision for loss on impairment of assets        --             850,000       --              --
Depreciation and amortization                     --             825,945       --             245,546
                                              ----------      ----------    ---------      ----------
                                                 540,288       3,038,901     (101,873)        765,292
                                              ----------      ----------    ---------      ----------
Net income (loss)                             $  531,754      $  (67,671)   $ 107,042      $  266,170
                                              ----------      ----------    ---------      ----------
                                              ----------      ----------    ---------      ----------

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

Liquidity and Capital Resources

   The Partnership has a real estate investment portfolio consisting of one commercial property and an equity interest in a joint venture (the ``Joint Venture'') which owned two shopping centers (``Shopping Centers''). The Shopping Centers owned by the Joint Venture were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell. In August 1996, the Partnership sold its other commercial property, Eight Forge Park, for a gross sales price of $5,060,000 less costs to sell and pro-rations.

   In January 1996, the General Partners mailed to all limited partners a Consent Solicitation Statement asking for their written consent to approve (i) a plan of sale of the remaining assets of the Partnership and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. As of March 11, 1996, the limited partners holding a majority of the limited partnership units approved the plan of sale and complete liquidation and dissolution of the Partnership. The General Partners are attempting to sell the remaining property and liquidate the Partnership in 1997.

   During the nine months ended September 30, 1996, the Partnership's cash and cash equivalents increased $810,000 because cash generated by operating activities, net proceeds from the sale of the Eight Forge Park property and the mortgage loan and distributions from the Joint Venture exceeded capital expenditures and distributions paid to the partners.

Cash Distributions

   Cash distributions during the nine months ended September 30, 1996 totalled $12,011,000, of which the limited partners received $11,964,000 ($268.84 per unit) and the General Partners received the remainder. These distributions consisted of $135.00 per unit and $16.22 per unit paid in April 1996 and May 1996, respectively, from the sale of the Shopping Centers, $8.12 per unit paid in May 1996 from the sale of the first mortgage loan, $100.00 per unit paid in September 1996 from the sale of Eight Forge Park and $9.50 per unit from current and prior undistributed cash flow from operations of the directly-owned and Joint Venture properties.

   The Partnership has only one property remaining consisting of a vacant warehouse located in Rancho Cucamonga, California. As a result, the Partnership has suspended recurring quarterly distributions from operations. However, it is expected that when this property is sold, a significant portion of the net sales proceeds will be distributed shortly after the closing.

Capital Improvements--Directly-Owned Properties

   For the nine months ended September 30, 1996, the Partnership incurred $285,000 for tenant improvements and leasing commissions at Eight Forge Park and the warehouse facility in Rancho Cucamonga. Projected capital expenditures for the remainder of 1996 are estimated at $260,000 primarily for potential leasing commissions at the warehouse facility in Rancho Cucamonga. These capital improvements will be funded from prior undistributed cash balances.

Results of Operations

   The Partnership's net income for the nine and three months ended September 30, 1996 increased $406,000 and $1,048,000, respectively, as compared to 1995. The variances for the directly-owned properties and Joint Venture investment are described below.

Directly-Owned Properties

   Eight Forge Park, a 102,000 square foot single-story research and development building located in Franklin, Massachusetts, was sold on August 30, 1996 for a gross sales price of $5,060,000 less costs to sell and pro-rations of approximately $135,000. The gross sales price was in excess of the appraised value. As a result of the sale, the Partnership recorded a gain on sale of property of $1,105,000 in the third quarter of 1996.

   Rental income for the nine and three months ended September 30, 1996 decreased $495,000 and $203,000 respectively, as compared to 1995 at the warehouse facility in Rancho Cucamonga, California, due to its vacancy in March 1996. The Partnership is presently seeking to sell the property. Property operating expenses for the nine and three months ended September 30, 1996 increased by $75,000 and $31,000, as compared to 1995 primarily due to increases in repairs and maintenance and advertising expenses partially offset by reduced insurance costs.

   Interest income for the nine and three months ended September 30, 1996 increased $12,000 and $8,000, respectively, as compared to 1995 primarily due to an increased average cash balance as a result of the proceeds from the sales of both the Shopping Centers and the Eight Forge Park property.

   Real estate taxes for the nine months ended September 30, 1996 increased $55,000 as compared to 1995 primarily as a result of a refund received in the second quarter of 1995 from a successful appeal of the 1992 and 1993 taxes at the Rancho Cucamonga warehouse facility. Real estate taxes for the three months ended September 30, 1996 were comparable to 1995.

   General and administrative expenses for the nine and three months ended September 30, 1996 decreased $67,000 and $75,000, respectively, compared to 1995 primarily due to decreased costs to administer the Partnership and to costs incurred in the prior year relating to the Consent Solicitation Statement.

   Depreciation expense for the nine and three months ended September 30, 1996 decreased $285,000 and $95,000, respectively, as compared to 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and, therefore, no depreciation expense was recorded for the nine months ended September 30, 1996.

Joint Venture Investment

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

   During the third quarter of 1996, the Joint Venture received $107,000 as a result of the successful appeal of the 1995 real estate assessment values of the Shopping Centers. The amount was recorded as a reduction of the 1996 real estate tax expense.

                           PART II. OTHER INFORMATION
Item 1.   Legal Proceedings--None
Item 2.   Changes in Securities--None
Item 3.   Defaults Upon Senior Securities--Not Applicable
Item 4.   Submission of Matters to a Vote of Security Holders--None
Item 5.   Other Information--None
Item 6.   Exhibits and Reports on Form 8-K
          a. Exhibits
          Description:
          3 and 4 Amended and Restated Agreement of Limited Partnership(1)
                  Amendment to Limited Partnership Agreement dated as of
                    January 1, 1987(2)
          27       Financial Data Schedule (filed herewith)
          b. Reports on Form 8-K--Registrant's Current Report on Form 8-K dated August 30, 1996, as filed with the Securities and Exchange Commission on September 13, 1996, relating to
             Item 2 regarding the sale of the Eight Forge Park property.

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

Prudential Realty Acquisition Fund II, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
    By: /s/ Eugene D. Burak                       Date: November 14, 1996
    -----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant
                                       10