Form 10-K
period 1996-12-31
PRUDENTIAL REALTY ACQUISITION FUND II LP
filed 1997-03-27
CIK 752292

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:
                                               None
------------------------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                              Units of Limited Partnership Interest
-----------------------------------------------------------------------------
                                         (Title of class)

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

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1996 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K

   Amended and Restated Agreement of Limited Partnership included as part of the Registration Statement filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, and amended on January 1, 1987, is incorporated by reference into Part IV of this Annual Report on Form 10-K

                               Index to exhibits can be found on pages 9 and 10.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE ``SAFE HARBOR'' PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   When used in this Annual Report on Form 10-K, the words ``Believes,'' ``Anticipates,'' ``Expects'' and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the ``Safe Harbor'' provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in ``Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                               TABLE OF CONTENTS

                                                                                                PAGE
                                                                                               ------
PART I
Item  1      Business........................................................................     4
Item  2      Properties......................................................................     4
Item  3      Legal Proceedings...............................................................     4
Item  4      Submission of Matters to a Vote of Limited Partners.............................     4
PART II
Item  5      Market for the Registrant's Units and Related Limited Partner Matters...........     5
Item  6      Selected Financial Data.........................................................     5
Item  7      Management's Discussion and Analysis of Financial Condition and Results of
               Operations....................................................................     6
Item  8      Financial Statements and Supplementary Data.....................................     6
Item  9      Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure....................................................................     6
PART III
Item 10      Directors and Executive Officers of the Registrant
             Prudential-Bache Properties, Inc................................................     6
             Prudential Realty Partnerships, Inc.............................................     7
Item 11      Executive Compensation..........................................................     8
Item 12      Security Ownership of Certain Beneficial Owners and Management..................     8
Item 13      Certain Relationships and Related Transactions..................................     8
PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K
             Financial Statements and Financial Statement Schedules..........................     9
             Exhibits........................................................................     9
             Reports on Form 8-K.............................................................    10
SIGNATURES...................................................................................    14

                                     PART I

Item 1. Business

General

   Prudential Realty Acquisition Fund II, L.P. (the ``Registrant ''), a Delaware limited partnership, was formed on August 10, 1984 and will terminate in accordance with a vote of the limited partners as described below. The Registrant was formed to acquire and manage income-producing commercial real estate with proceeds raised from the initial sale of 44,503 limited partnership units (``Units''). The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant had invested in and operated a real estate investment portfolio which consisted of four properties and a mortgage loan. These commercial real estate properties consisted of an office building, an industrial warehouse and two shopping centers. The shopping centers were acquired through a joint venture agreement with Prudential Acquisition Fund I, L.P., an affiliated limited partnership (``Joint Venture''). All of the Registrant's properties have been sold as of December 31, 1996, as described below.

   In January 1996, the General Partners mailed to all limited partners a Consent Solicitation Statement (the ``Statement'') asking for their written consent to approve (i) a plan of sale of the remaining assets of the Registrant and (ii) the complete liquidation and dissolution of the Partnership, as more fully described in the Statement. On March 11, 1996, the limited partners holding a majority of the Units approved the plan of sale and complete liquidation and dissolution of the Registrant. Pursuant to the approval of the plan of liquidation, the general partners sold all the properties of the Partnership in the year ended December 31, 1996, as discussed below.

   The two shopping centers owned by the Joint Venture were sold on March 26, 1996 for a gross sales price of $15,500,000 less costs to sell and pro-rations. On December 18, 1996, an agreement was signed by and between the Registrant and Prudential Acquisition Fund I, L.P., an affiliated limited partnership, outlining the terms of the dissolution of the Joint Venture. As of December 31, 1996, all remaining assets of the Joint Venture were distributed in liquidation in accordance with this agreement.

   The Eight Forge Park office building was sold on August 30, 1996 for a gross sales price of $5,060,000 less costs to sell and pro-rations, and the TASH industrial warehouse was sold on December 17, 1996 for a gross sales price of $5,245,000 less costs to sell and pro-rations. The first mortgage loan was assigned in April 1996 for net proceeds, after selling expenses, of $361,000. See Notes C, D and F to the financial statements of the Registrant's Annual Report to Limited Partners for the year ended December 31, 1996 (``Registrant's Annual Report'') for further information.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP'') and Prudential Realty Partnerships, Inc. (``PRP'') (collectively, the ``General Partners'').

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note G to the financial statements in the Registrant's Annual Report for further information.

Item 2. Properties

   All of the Registrant's properties were sold as of December 31, 1996. See Notes C, D and F to the financial statements of the Registrant's Annual Report for further information.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note H of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 3, 1997, there were 5,829 holders of record owning 44,503 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Limited Partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to Limited Partners during the quarter indicated:

Quarter Ended          1996        1995
--------------        -------      -----
March 31              $  9.50      $8.50
June 30               $159.34      $9.50
September 30          $100.00      $9.50
December 31           $113.86      $9.50

   As a result of the approval by the limited partners holding a majority of the Units of the plan of sale and liquidation of the Registrant, all properties of the Registrant were sold during the year ended December 31, 1996. The increase in distributions during the year ended December 31, 1996 was primarily the result of the distribution of net proceeds from the sales of the properties. See
Item 1 Business for further information. The Registrant intends to make a final liquidating distribution in 1997. The distributions paid to limited partners during 1996 and 1995 represent a return of capital on a generally accepted accounting principles (GAAP) basis. (The return of capital on a GAAP basis is calculated as limited partner distributions less net income allocated to limited partners.)

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto contained on pages 2 through 9 in the Registrant's Annual Report which is filed as an exhibit hereto.

                                                       Year ended December 31,
                                 -------------------------------------------------------------------
                                    1996          1995          1994          1993          1992
                                 -----------   -----------   -----------   -----------   -----------
Rental income                    $   442,636   $ 1,286,758   $ 1,380,623   $ 1,340,207   $ 1,312,628
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Joint venture equity income
  (loss) (a)                     $  (537,955)  $  (609,162)  $   113,565   $(6,665,416)  $(1,356,061)
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Provision for loan loss          $    89,000   $        --   $        --   $   884,852   $        --
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Provision for loss on
  impairment of assets           $        --   $ 1,000,000   $ 1,400,000   $        --   $        --
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Gain on sale of properties       $   591,668   $        --   $        --   $        --   $        --
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Estimated liquidation costs      $   277,000   $        --   $        --   $        --   $        --
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Net loss                         $  (112,219)  $(1,149,484)  $  (558,669)  $(6,799,543)  $  (488,508)
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Net loss per limited
  partnership unit               $     (3.58)  $    (29.94)  $    (16.33)  $   (156.57)  $    (14.59)
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Total assets                     $ 1,564,479   $18,331,682   $21,017,985   $23,266,408   $31,725,482
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Total limited partnership
  distributions                  $17,031,298   $ 1,646,613   $ 1,513,605   $ 1,512,631   $ 1,446,349
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Limited partner distributions
  per unit                       $    382.70   $     37.00   $     34.00   $     34.00   $     32.50
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

(a) Includes $1,081,000, $6,463,000 and $1,426,000 provisions for loss on impairment of assets in 1995, 1993 and 1992, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 through 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

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

Prudential-Bache Properties, Inc.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

    Name                                      Position
Thomas F. Lynch, III         President, Chief Executive Officer,
                               Chairman of the Board of Directors and Director
Barbara J. Brooks            Vice President--Finance and Chief Financial Officer
Eugene D. Burak              Vice President and Chief Accounting Officer
Chester A. Piskorowski       Senior Vice President
Frank W. Giordano            Director
Nathalie P. Maio             Director

   THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

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

   JOEL W. STOESSER, age 56, is a Managing Director of Prudential Real Estate Investors. He is head of Investment Advisory Services, which includes responsibility for portfolio management and asset management of separate accounts and certain co-investment programs and commingled funds. Prior to his current assignment, Mr. Stoesser served as a Senior Vice President of Prudential Realty Group. Prior to joining Prudential in 1988, he also served as a Senior Vice President in Real Estate Investment Management at CIGNA Corporation and held assignments with Connecticut General Life Insurance Company as head of real estate operations and as Director of strategic planning for all investment operations.

   DAVID BRADFORD, age 43, is a Managing Director of Prudential Real Estate Investors. He is the portfolio manager of PRISA, a large commingled fund. Prior to joining Prudential in 1995, Mr. Bradford was a Senior Vice President in Portfolio Management at Equitable Real Estate. His 13-year tenure at Equitable included positions in pension investment marketing across all asset classes, real estate product management and portfolio operations and investment. Most recently (1991-1995), Mr. Bradford was Assistant Portfolio Manager for Equitable's Prime Property Fund.

   KEVIN R. SMITH, age 39, is a Vice President of Prudential Real Estate Investors. He is a portfolio manager for three separate accounts and two commingled funds. Mr. Smith has been employed by Prudential since 1981 and has experience in asset management, development, property acquisitions and sales, and mortgage loans as a result of field office assignments in Cleveland, Houston, and Northern New Jersey.

   JOSE GENER, age 46, is a Vice President, Operations and Systems, with Prudential Asset Management Group. In his present assignment, he is responsible for reporting for the institutional real estate management arm of PAMG. Mr. Gener has been with Prudential since 1977, serving in a series of comptrollership assignments. Since 1986 he has worked primarily with the investment management units of Prudential.

   C. EDWARD CHAPLIN, age 40, is Vice President and Treasurer of Prudential Insurance Company of America. He is responsible for all borrowings, cash management and securities custody activities of The Prudential. Mr. Chaplin joined Prudential in the Realty Group in August 1983. In May 1992, he transferred to the Treasurer's Department as Vice President and Assistant Treasurer, with responsibility for Banking and Cash Management. In October 1993, he was promoted to Managing Director and Assistant Treasurer, with responsibility for managing Prudential's debt issuance, its relationships with the major credit rating agencies and financial counterparty credit analysis. In November 1995, Mr. Chaplin was appointed to Vice President and Treasurer.

   ROGER S. PRATT, age 44, is Managing Director of Prudential Real Estate Investors. He is the portfolio manager of PRISA II, a large commingled fund. Mr. Pratt joined the Prudential Realty Group in June 1982 as an asset manager in the Atlanta regional office and subsequently has served in a variety of positions for Prudential. Prior to assuming his current position in February 1992, Mr. Pratt was Vice President in charge of the New Jersey regional office.

   JOSEPH D. MARGOLIS, age 36, is Assistant General Counsel responsible for the provision and coordination of legal services to Prudential Real Estate Investors as well as other Prudential Asset Management Group Real Estate entities. His assignments with Prudential have included counsel to The Prudential Mortgage Capital Company, Inc. and Associate Regional Counsel in the Boston Realty Group office. Prior to joining Prudential, Mr. Margolis was employed by Nutter, McClennen & Fish in Boston, Massachusetts.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no director or executive officer of either of the General Partners owns directly or beneficially any interest in the voting securities of the General Partners.

   As of March 3, 1997, no director or executive officer of either of the General Partners owns directly or beneficially any of the Units issued by the Registrant.

   As of March 3, 1997, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or executive officers of the General Partners.

   Reference is made to Notes A and G to the financial statements of the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                             Page
                                                                                           in Annual
                                                                                            Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  1.       Financial Statements and Independent Auditors' Report--Incorporated by
              reference to the Registrant's Annual Report which is filed as an exhibit hereto
              Independent Auditors' Report                                                      2
              Financial Statements:
              Statement of Net Assets--December 31, 1996                                        3
              Statement of Financial Condition--December 31, 1995                               3
              Statements of Operations--Three Years Ended December 31, 1996                     4
              Statements of Changes in Partners' Capital--Three Years Ended December 31,
              1996                                                                              4
              Statements of Cash Flows--Three Years Ended December 31, 1996                     5
              Notes to Financial Statements                                                     6
     2.       Financial Statement Schedules and Independent Auditors' Report
              Independent Auditors' Report on Schedules
              Schedules:
              III--Real Estate and Accumulated Depreciation--December 31, 1996
              IV--Mortgage Loan on Real Estate--December 31, 1996
              All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and notes thereto.
     3.       Exhibits
              Description:
     2        Consent Solicitation Statement dated January 26, 1996 (13)
     3 and 4  Amended and Restated Agreement of Limited Partnership (1)
              Amendment to Limited Partnership Agreement Dated as of January 1, 1987 (2)
     10       Material Contracts:
           A. Real Property and Mortgage Management and Supervisory Services Agreement
              (3)
           B. Joint Venture Agreement dated May 8, 1985 between The Prudential Insurance
              Company of America (``Prudential'') and Prudential Acquisition Fund I, L.P.
              (``PAF'') (4)
           C. Purchase Agreement and First Amendment to Joint Venture Agreement dated
              June 28, 1985 between PAF and Prudential (5)
           D. Amended and Restated Joint Venture Interest Acquisition and Option
              Agreement dated June 28, 1985 between Prudential and Registrant (5)
           E. Amended and Restated Acquisition Fee Agreement dated June 28, 1985 among
              Prudential Realty Partnerships, Inc., Prudential-Bache Properties, Inc.,
              Registrant, PAF, Prudential, and Ridge Plaza Joint Venture (5)
           F. First Amendment to Amended and Restated Joint Venture Interest Acquisition
              and Option Agreement dated October 25, 1985 between Prudential and
              Registrant (6)
           G. Second Amendment to Joint Venture Agreement of Ridge Plaza Joint Venture
              and Second Amendment to Amended and Restated Joint Venture Interest
              Acquisition and Option Agreement and First Amendment to Amended and
              Restated Acquisition Fee Agreement dated January 14, 1986 among PAF,
              Prudential, and Registrant (7)
           H. Third Amendment to Joint Venture Agreement of Ridge Plaza Joint Venture
              dated as of May 15, 1986 among PAF, Prudential and Registrant (8)
           I. Promissory Note Due May 15, 1993 dated May 6, 1988 (9)
           J. Mortgage and Security Agreement Dated May 6, 1988 (9)

           K. Purchase & Sale Agreement with Exhibits dated November 1, 1995 by and between Ridge Plaza Joint Venture and PIRP, Inc. (10)
           L. First Amendment to Purchase & Sale Agreement made as of March 4, 1996, by and between Ridge Plaza Joint Venture and PIRP, Inc. (10)
           M. Real Estate Sale Contract dated July 3, 1996 by and between the Registrant and MGI Properties (11)
           N. First Amendment to Real Estate Contract dated August 27, 1996 by and between the Registrant and MGI 8 Forge Park, Inc. (11)
           O. Purchase and Sale Agreement dated December 11, 1996 by and between the
              Registrant and Delphinidae/White Birch (12)
           P. Agreement for Dissolution of Joint Venture/Partnership dated December 18,
              1996 by and between the Registrant and Prudential Acquisition Fund I, L.P.
              (filed herewith)
     13       Registrant's 1996 Annual Report to Limited Partners (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's 1996 Annual Report is to be deemed filed as part of this report.)
     27       Financial Data Schedule (filed herewith)
     (b)      Reports on Form 8-K
              Registrant's Current Report on Form 8-K dated December 17, 1996, as filed with the Securities and Exchange Commission on December 27, 1996, relating to Item 2 regarding to the sale of the TASH property.
---------------
 (1) Incorporated by reference to Prospectus dated February 14, 1985, as filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933
 (2) Incorporated by reference to Exhibits 3 and 4 of Registrant's Annual Report on Form 10-K for
     the year ended December 31, 1988
 (3) Incorporated by reference to Exhibit 10C to Amendment No. 1 to Registration Statement No.
     2-93027 filed February 12, 1985
 (4) Incorporated by reference to Exhibit 10(c) of Registrant's Current Report on Form 8-K dated May
     23, 1985
 (5) Incorporated by reference to Exhibit 10(d) of Post-Effective Amendment No. 1 to Registration
     Statement No. 2-93027 filed July 5, 1985
 (6) Incorporated by reference to Exhibit 10(a) of Post-Effective Amendment No. 2 to Registration
     Statement No. 2-93027 filed December 19, 1985
 (7) Incorporated by reference to Exhibit 10(a) of Registrant's Current Report on Form 8-K dated
     January 14, 1986
 (8) Incorporated by reference to Exhibit 10(a) of Registrant's Current Report on Form 8-K dated May
     15, 1986
 (9) Incorporated by reference to Exhibit 10 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988
(10) Incorporated by reference to Exhibits 10(k) and 10(l) of Registrant's Current Report on Form
     8-K dated March 26, 1996
(11) Incorporated by reference to Exhibits 10(m) and 10(n) of Registrant's Current Report on Form
     8-K dated August 30, 1996
(12) Incorporated by reference to Exhibit 10(o) of Registrant's Current Report on Form 8-K dated
     December 17, 1996
(13) Incorporated by reference to Proxy Statement on Schedule 14A as filed with the Commission on
     January 26, 1996

Deloitte &
   Touche LLP
                        --------------------------------------------------------
                        Two World Financial Center Telephone: (212) 436-2000 New York, New York 10281-1414 Facsimile: (212) 436-5000


                          INDEPENDENT AUDITORS' REPORT

To the Partners of Prudential Realty Acquisition Fund II, L.P.
New York, New York

We have audited the statement of net assets in process of liquidation of Prudential Realty Acquisition Fund II, L.P. (a Delaware Limited Partnership) as of December 31, 1996, the statement of financial condition of Prudential Realty Acquisition Fund II, L.P. as of December 31, 1995, and the related statements of operations, changes in partner's capital and cash flows for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 24, 1997; such financial statements and report thereon are included in your 1996 Annual Report to Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedules of Prudential Realty Acquisition Fund II, L.P., listed in Item 14. These financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

March 24, 1997

-----------------
Deloitte Touche
Tohmatsu
International
-----------------

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
             Schedule III--Real Estate and Accumulated Depreciation
                               December 31, 1996

----------------------------------------------------------------------------------------------------------------------
                                                            Costs                    Gross Amounts at which
                              Initial Cost (A)           Capitalized               Carried at Close of Period
                        ----------------------------        (Sold)        --------------------------------------------
                                         Buildings        Subsequent                       Buildings
                                            and               to                              and
     Description           Land        Improvements      Acquisition         Land        Improvements       Total(B)
----------------------  ----------     -------------     ------------     ----------     -------------     -----------
Rancho Cucamonga, CA
  Tash Distribution
  Warehouse             $2,119,710      $ 5,559,861      $ (7,679,571)    $       --      $        --      $        --
Franklin, MA
  Thermo Instruments
  Office/Research
  Facility                 626,746        5,650,632        (6,277,378)            --               --               --
                        ----------     -------------     ------------     ----------     -------------     -----------
    Total               $2,746,456      $11,210,493      $(13,956,949)    $       --      $        --      $        --
                        ----------     -------------     ------------     ----------     -------------     -----------
                        ----------     -------------     ------------     ----------     -------------     -----------


                          Accumulated
     Description        Depreciation(C)
----------------------  ---------------
Rancho Cucamonga, CA
  Tash Distribution
  Warehouse               $        --
Franklin, MA
  Thermo Instruments
  Office/Research
  Facility                         --
                        ---------------
    Total                 $        --
                        ---------------
                        ---------------

(A) Initial cost represents the initial purchase price of the properties including acquisition fees.

(B) Reconciliation of Real Estate Owned:

                                                          Year ended December 31,
                                                -------------------------------------------
                                                   1996            1995            1994
                                                -----------     -----------     -----------
    Balance at Beginning of Year                $12,102,685     $12,800,501     $14,200,501
    Allocation of accumulated depreciation
      against the carrying amount of the
      properties based upon the
      reclassification of the properties as
      held for sale                              (3,009,417)             --              --
    Additions During Year                           285,463         302,184              --
    Write-downs During Year                              --      (1,000,000)     (1,400,000)
    Property Sold During Year                    (9,378,731)             --              --
                                                -----------     -----------     -----------
    Balance at End of Year                      $        --     $12,102,685     $12,800,501
                                                -----------     -----------     -----------
                                                -----------     -----------     -----------

(C) Reconciliation of Accumulated Depreciation:

                                                          Year ended December 31,
                                                -------------------------------------------
                                                   1996            1995            1994
                                                -----------     -----------     -----------
    Balance at Beginning of Year                $ 3,009,417     $ 2,629,911     $ 2,250,387
    Additions During Year                                --         379,506         379,524
    Allocation of accumulated depreciation
      against the carrying amount of the
      properties based upon the
      reclassification of the properties as
      held for sale                              (3,009,417)             --              --
                                                -----------     -----------     -----------
    Balance at End of Year                      $        --     $ 3,009,417     $ 2,629,911
                                                -----------     -----------     -----------
                                                -----------     -----------     -----------

Effective December 31, 1995, the Registrant reclassified its properties from held for use to held for sale and ceased depreciating the properties for financial statement purposes only.

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                   Schedule IV--Mortgage Loan on Real Estate
                               December 31, 1996

                        -------------------------------------------------------
                                                                     Carrying
                                                     Interest         Amount
                        Description                    Rate        12/31/96(a)
                        ------------------------     --------      ------------
                        First Mortgage:
                          Golden Valley,
                          Minnesota                      9%          $ --
                                                     --------      ------------
                                                     --------      ------------

   The first mortgage loan on property in Golden Valley, Minnesota was assigned to Mendelssohn Industries Properties, L.L.C. in April 1996. A provision for loss of $89,000 was recorded as of March 31, 1996 to reflect the net proceeds received by the Partnership, after selling expenses, of approximately $361,000.

                                                                    Year ended December 31,
                                                          --------------------------------------------
                                                            1996             1995              1994
                                                          --------         --------         ----------
(a)  Balance at Beginning of Year                         $450,000         $450,000         $  505,000
     Deductions:
     Collection of principal                                    --               --            (55,000)
     Allowance for loan loss                               (89,000)              --                 --
     Proceeds from assignment                             (361,000)              --                 --
                                                          --------         --------         ----------
     Balance at End of Year                               $     --         $450,000         $  450,000
                                                          --------         --------         ----------
                                                          --------         --------         ----------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL REALTY ACQUISITION FUND II, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: March 27, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Thomas F. Lynch, III                 Date: March 27, 1997
     ----------------------------------------
     Thomas F. Lynch, III
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director

     By: /s/ Barbara J. Brooks                    Date: March 27, 1997
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer

     By: /s/ Eugene D. Burak                      Date: March 27, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President

     By: /s/ Frank W. Giordano                    Date: March 27, 1997
     ----------------------------------------
     Frank W. Giordano
     Director

     By: Nathalie P. Maio                         Date: March 27, 1997
     ----------------------------------------
     Nathalie P. Maio
     Director

By: Prudential Realty Partnerships, Inc.
    A Delaware corporation, General Partner
     By: /s/ Joel W. Stoesser                     Date: March 27, 1997
     ----------------------------------------
     Joel W. Stoesser
     Chairman of the Board of Directors

     By: /s/ David Bradford                       Date: March 27, 1997
     ----------------------------------------
     David Bradford
     President and Director
     By: /s/ Kevin R. Smith                       Date: March 27,, 1997
     ----------------------------------------
     Kevin R. Smith
     Vice President and Director

     By: /s/ Jose Gener                           Date: March 27, 1997
     ----------------------------------------
     Jose Gener
     Vice President and Comptroller

     By: /s/ C. Edward Chaplin                    Date: March 27, 1997
     ----------------------------------------
     C. Edward Chaplin
     Treasurer

     By: /s/ Roger S. Pratt                       Date: March 27, 1997
     ----------------------------------------
     Roger S. Pratt
     Director

     By: /s/ Joseph D. Margolis                   Date: March 27, 1997
     ----------------------------------------
     Joseph D. Margolis
     Secretary