Form 10-Q
period 1997-03-31
PRUDENTIAL REALTY ACQUISITION FUND II LP
filed 1997-05-15
CIK 752292

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-14437

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3236335
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)       (I.R.S. Employer Identification No.)

One Seaport Plaza, New York, New York           10292-0116
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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                            STATEMENTS OF NET ASSETS
                          (in process of liquidation)
                                  (unaudited)

                                                                        March 31,      December 31,
                                                                           1997            1996
---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $  993,892      $1,074,383
Due from General Partners at liquidation                                   448,015         448,015
Other assets                                                                53,281          42,081
                                                                        ----------     ------------
Total assets                                                             1,495,188       1,564,479
                                                                        ----------     ------------
LIABILITIES
Estimated liquidation costs                                                277,000         277,000
Due to affiliates                                                           24,262          32,823
Other liabilities                                                           57,848         130,302
                                                                        ----------     ------------
Total liabilities                                                          359,110         440,125
                                                                        ----------     ------------
Contingencies
Net assets available to Limited and General Partners                    $1,136,078      $1,124,354
                                                                        ----------     ------------
                                                                        ----------     ------------
Limited partnership units issued and outstanding                            44,503          44,503
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (unaudited)

-------------------------------------------------------------------------------------------------
Net assets--December 31, 1996                                                         $ 1,124,354
Changes in estimated liquidation value of assets and liabilities                           11,724
                                                                                      -----------
Net assets--March 31, 1997                                                            $ 1,136,078
                                                                                      -----------
                                                                                      -----------
-------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                            STATEMENT OF OPERATIONS
                             (going concern basis)
                                  (unaudited)

                                                                                    Three months
                                                                                       ended
                                                                                     March 31,
                                                                                        1996
-------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                                        $  263,461
Recovery of expenses                                                                     36,992
Interest income                                                                           3,155
Joint venture equity loss                                                              (521,077)
                                                                                   --------------
                                                                                       (217,469)
                                                                                   --------------
EXPENSES
Property operating                                                                       29,019
Real estate taxes                                                                        34,686
General and administrative                                                               65,926
Provision for loan loss                                                                  89,000
                                                                                   --------------
                                                                                        218,631
                                                                                   --------------
Net loss                                                                             $ (436,100)
                                                                                   --------------
                                                                                   --------------
ALLOCATION OF NET LOSS
Limited partners                                                                     $ (483,075)
                                                                                   --------------
                                                                                   --------------
General partners                                                                     $   46,975
                                                                                   --------------
                                                                                   --------------
Net loss per limited partnership unit                                                $   (10.85)
                                                                                   --------------
                                                                                   --------------
-------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                                  (unaudited)

                                                                                    Three months
                                                                                       ended
                                                                                     March 31,
                                                                                        1996
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income received                                                               $  339,562
Recovery of expenses received                                                            97,652
Interest received                                                                         3,155
Real estate taxes paid                                                                  (62,835)
Property operating expenses paid                                                        (36,130)
General and administrative expenses paid                                               (135,610)
Security deposits paid                                                                  (52,000)
                                                                                   --------------
Net cash provided by operating activities                                               153,794
                                                                                   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized property expenditures                                                       (72,462)
Distributions from joint venture in excess of income                                    460,000
                                                                                   --------------
Net cash provided by investing activities                                               387,538
                                                                                   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                              (469,754)
                                                                                   --------------
Net increase in cash and cash equivalents                                                71,578
Cash and cash equivalents at beginning of period                                        164,475
                                                                                   --------------
Cash and cash equivalents at end of period                                           $  236,053
                                                                                   --------------
                                                                                   --------------
-------------------------------------------------------------------------------------------------
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net loss                                                                             $ (436,100)
                                                                                   --------------
Adjustments to reconcile net loss to net cash provided by operating activities:
Joint venture equity loss                                                               521,077
Provision for loan loss                                                                  89,000
Changes in:
Other assets                                                                            130,503
Accounts payable and accrued expenses                                                   (98,686)
Tenant security deposits                                                                (52,000)
                                                                                   --------------
Total adjustments                                                                       589,894
                                                                                   --------------
Net cash provided by operating activities                                            $  153,794
                                                                                   --------------
                                                                                   --------------
-------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                          (in process of liquidation)
                                 MARCH 31, 1997
                                  (unaudited)

A. Basis of Presentation

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('PBP'), the financial statements for the period ended March 31, 1997 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential Realty Acquisition Fund II, L.P. (the 'Partnership) first adopted the liquidation basis of accounting as of December 31, 1996. Prior to December 31, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

B. Investment in Joint Venture

   The Partnership had a 46% interest in a joint venture with Prudential Acquisition Fund I, L.P., an affiliated limited partnership ('Joint Venture'). The sale of the two shopping centers owned by the Joint Venture occurred on March 26, 1996 at a gross sales price of $15,500,000 less costs to sell, resulting in a $56,000 loss on the sale. Joint venture equity loss includes a write-off of $718,000 during the three months ended March 31, 1996 of the remaining Partnership costs incurred in the acquisition of the Joint Venture investment that were in excess of its basis in the Joint Venture. The total revenues and net income for the Joint Venture for the three months ended March 31, 1996 were $1,041,000 and $428,000, respectively.

   On December 18, 1996, an agreement was signed by and between the Partnership and the affiliated limited partnership, outlining the terms of the dissolution of the Joint Venture. As of December 31, 1996, all remaining assets of the Joint Venture were distributed in liquidation in accordance with this agreement.

C. Mortgage Loan Receivable

   The first mortgage loan on property in Golden Valley, Minnesota was assigned to Mendelssohn Industries Properties, L.L.C. on April 3, 1996 pursuant to an agreement dated March 6, 1996 for $400,000. A provision for loss of $89,000 was recorded as of March 31, 1996 to reflect the net proceeds received by the Partnership, after selling expenses, of approximately $361,000.

D. Related Parties

   PBP and Prudential Realty Partnerships, Inc. ('PRP' and collectively, the 'General Partners') and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, registrar, transfer and assignment functions, asset management, investor communications, printing and other administrative services. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to the General Partners and their affiliates at March 31, 1996 were $11,200 and $28,200 for PRP and its affiliates and PBP and its affiliates, respectively.

   Estimated liquidation costs payable to the General Partners and their affiliates were $125,000 as of March 31, 1997 and December 31, 1996.

   In addition, the General Partners and their affiliates performed similar services for the Joint Venture prior to its dissolution. (See Note B). The Partnership's allocable share of the costs and expenses incurred on behalf of the Joint Venture which were reimbursable to the General Partners and their affiliates were $7,500 for the three months ended March 31, 1996.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partners, owns 1,117 limited partnership units at March 31, 1997.

E. Contingencies

   On March 5, 1997, a lawsuit captioned Madison Partnership Liquidity Investors VIII, LLC ('Madison') v. Prudential-Bache Properties, Inc. was filed in the Court of Chancery in the State of Delaware. The suit alleges a breach of contract with Madison and a breach of fiduciary duty to Madison, as well as intentional interference with the contract between Madison and the purported tendering limited partners. The suit seeks injunctive and declaratory relief demanding that the Partnership's transfer agent effectuate the purported transfers to Madison pursuant to the tender offer made by Madison to the limited partners. The lawsuit does not name the Partnership as a defendant but does name PBP. The distribution amounts in excess of Madison's tender offer price, with respect to the units that are the subject of this lawsuit, have been escrowed by the Partnership's transfer agent pending a resolution of this issue. PBP has filed an answer to the complaint.

                  PRUDENTIAL REALTY ACQUISITION FUND II, L.P.
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Pursuant to the plan of liquidation, the General Partners sold all of the Partnership's properties in 1996. The Partnership has retained funds for a contingency reserve and to meet current and future operating costs until the liquidation of the Partnership. The Partnership intends to liquidate in 1997 and will distribute any remaining funds at that time. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

   As of March 31, 1997, the Partnership had $993,892 of cash and cash equivalents. Additionally, at March 31, 1997, the Partnership's net assets include a receivable from the General Partners in the amount of $448,015. This amount represents the maximum obligation of the General Partners, payable upon the liquidation of the Partnership, in accordance with the Partnership Agreement.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of December 31, 1996 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1997 and 1996 periods.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note E to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2.   Changes in Securities--None

Item 3.   Defaults Upon Senior Securities--Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders--None

Item 5.   Other Information

          Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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

Prudential Realty Acquisition Fund II, L.P.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/ Eugene D. Burak                       Date: May 15, 1997
    -----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant